Form 10KSB
period 2002-06-30
ADVANCED CELLULAR TECHNOLOGY INC
filed 2003-06-13
CIK 726747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:  June 30, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.0-11582

ADVANCED CELLULAR TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	94-2915849 (I.R.S. Employer Identification Number)

255 Shoreline Drive, Suite 100
Redwood City, CA 94065
(Address of Principal Executive Offices, Including Zip Code)

Registrants Telephone Number, Including Area Code:   (650)486-8300

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____   No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Registrant’s revenues for its most recent fiscal year: $0

As of June 2, 2003, 30,000,000 shares of Common Stock, no par value, were outstanding.  The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $0.  Shares of Common Stock held by Officers, Directors and each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

Documents Incorporated By Reference:

None

This Form 10-KSB consists of 44 pages.  The Exhibit Index begins on page 29.

TABLE OF CONTENTS

PART I

Item 1.       Description of Business

Item 2.       Description of Property

Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

Item 6.       Plan of Operations

Item 7.       Financial Statements

Item 8.       Change in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9.       Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.     Executive Compensation

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions

Item 13.     Exhibits, Financial Statements and Reports on Form 8-K

Item 14.     Controls and Procedures

Item 15.     Principal Accountant Fees and Services

Special Note Regarding Forward-Looking Statements

            This annual report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical information or statements of current condition.  Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.”  These forward-looking statements relate to our plans, objectives and expectations for future operations and growth.  Other forward-looking statements in this Form 10-KSB include statements regarding synergies and growth expected as a result of future acquisitions, expected growth in revenue, expected decreases in operating expenses, our expectation regarding our ability to consummate future acquisitions and the necessity for and expected availability of additional financing.  In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized.  Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-KSB as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market conditions, the volatile and intensely competitive environment in the automobile finance industry, entry into new and developing markets, customer concentration and attrition, dependence on effective billing and information systems, rapid technological change and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

            In this annual report on Form 10-KSB the terms “Advanced Cellular Technology,” “Company,” “ACT,” “we,” “us” and “our” refer to Advanced Cellular Technology, Inc. and we refer to our no par value common stock as Common Stock.

Item 1.                        DESCRIPTION OF BUSINESS

History

            The Company was incorporated in July 1981 as Transcontinental Printing Corporation.  In August 1981, the Company changed its name to Transco Communications Corporation and subsequently adopted the name Advanced Cellular Technology, Inc. in August 1983 to develop and market cellular mobile telephone control units. The Company completed its initial public offering in 1984 and received net proceeds of approximately $2,100,000.  The Company made its first product introduction in December 1984, offering a “hands-free” cellular mobile control unit for use in vehicles.  In January 1986, the Company introduced its second product, a wireless cellular handset that could be used as an accessory to most brands of cellular telephones, enabling the user to make and receive telephone calls within a range of approximately 1,000 feet from the user’s cellular telephone transceiver. During 1988, the Company decided to cease manufacturing its initial two products primarily because of its difficulty in obtaining single sourced components for its wireless handset product and market obsolescence of its “hands-free” cellular mobile control unit.

                On September 30, 1988, the Company acquired all of the issued and outstanding shares of Serra Communications, Inc., a reseller of PBX communications equipment, for 27,533,848 shares of the Company’s Common Stock.  The acquisition was approved by a majority of the Company’s shareholders at the 1988 annual meeting of shareholders.  Beginning in October 1988, the Company concentrated its efforts on operating Serra as a wholly owned subsidiary of the Company and began the development of a second-generation wireless cellular handset that it planned to introduce in 1990. However, subsequent to the acquisition, the Company became aware of several material breaches in the representations and warranties made by Serra to the Company.  Specifically, the Company became aware of previously undiscovered material discrepancies in the Serra financial statements and administrative and operational documents.  Furthermore, as reported in the Company’s 8-K dated October 31, 1988, the Company learned of purported improprieties by an Officer and Director of Serra prior to the Company’s acquisition of Serra as a subsidiary, and the Company was unable to verify the ownership of certain items in Serra’s inventory which Serra purchased from third party vendors.  Based upon the discovery of these facts, the Company and Serra agreed to rescind the acquisition on September 29, 1989.  The agreement resulted in the separation of the two companies as of October 1, 1989.  The Company cancelled 23,466,848 of the 27,533,848 shares issued to the Serra shareholders and permitted the Serra shareholders to retain 4,067,000 shares in consideration for the one year of operating results which resulted in retained earnings of $77,639 while Serra was a subsidiary of the Company.  The Company does not believe that there exists any contingent liability as a result of the Serra transactions that would materially affect the Company or its proposed business model.

            On December 31, 1990, the Company suspended operations and placed its remaining inventory and fixed assets into storage and has not conducted any significant operations since that date.  The Company suspended operations due to a continued reduction in sales revenues resulting from its inability to successfully compete in the cellular and PBX telephone marketplace and from its lack of resources to refine its second-generation wireless cellular handset product to the point of commercial viability.

Overview

            As described above under “History,” Advanced Cellular Technology, Inc. is a publicly held company that was previously engaged in the business of developing, assembling, marketing and selling cellular mobile telephones and peripheral products.  The Company has not been operating since December 31, 1990.  The Company currently has 30,000,000 shares of Common Stock outstanding.  The Company is required to file periodic reports with the Securities and Exchange Commission, however due to the Company’s lack of available funds and a recent operating history, it has not filed any required reports during the preceding twelve (12) year period.  From 1984 to 1987 the Company’s Common Stock was listed on the NASDAQ Market system under the symbol “ACTH.”  The Company’s Common Stock was de-listed from the NASDAQ in 1987 due to the Company’s failure to meet the minimum shareholder equity requirement under the NASDAQ listing standards.  The Company is currently reorganizing, instituting new management together with its original founder, Dean Antonis, and is in the process of updating its Securities and Exchange Commission filings.  Furthermore, it is anticipated that within the next six (6) months, the Company will file for quotation of its Common Stock on the OTC Bulletin Board or Bulletin Board Exchange (“BBX”) under the proposed symbol “GAAC” and, consistent with its revised business plan, will seek shareholder approval to, among other things, affect a name change to Gateway Acceptance Corporation, increase the authorized Common Stock of the Company, affect a reverse stock-split and change the corporate domicile to the State of Colorado.

            Once reorganized, the Company intends to become a non-prime automobile finance company that will use advanced technology, including the internet, to engage in the purchasing and servicing of non-prime installment sales contracts (“Installment Contracts”) originated by automobile dealers in the sale of new and used automobiles.  The Company will acquire directly or through intermediaries Installment Contracts originated by automobile dealers in connection with their sale of new and used automobiles, vans, SUVs and light duty trucks to borrowers with limited credit histories or past credit problems (“Non-prime Consumers”).  To achieve an acceptable rate of return and provide for credit risks, Installment Contracts will be purchased from dealers at a discount to the remaining principal balance.

            The Company’s goal is to become a leading lender engaged in the purchasing and servicing of Non-prime Consumer Installment Contracts.  To help the Company accomplish this goal, it intends to consummate several transactions in the next several months.  The Company has entered into non-binding letters of intent with two other non-prime automobile finance companies whereby the Company will purchase the loan portfolios of those companies.  Specifically, the Company intends to enter into an agreement with Epic Financial Services (“Epic”) to purchase Epic’s non-prime automobile loan portfolio, which the Company values at $3.7 million, in exchange for the Company’s Common Stock and cash.  It is estimated that the Company will issue to Epic shares of Common Stock representing approximately 38.9% of the Company’s outstanding Common Stock as consideration.  In connection with this proposed transaction, William Kellagher, the current President and co-founder of Epic, became the Vice President of the Company in October 2002.  Additionally, the Company has executed a non-binding letter of intent with Gateway Credit Holdings, Inc. (“Gateway”), a related party also engaged in the non-prime automobile finance industry.  Gateway has developed proprietary software, called AutoUnderwriter.com, that allows an automobile dealer or borrower to input various fields of information into an online financing application, conducts the credit screening process, and provides an answer to the applicant within thirty seconds of the application’s submittal.  The non-binding letter of intent provides for the Company to purchase Gateway’s software applications and existing loan portfolio in exchange for the Company’s Common Stock and cash.  It is estimated that the Company will issue to Gateway shares of Common Stock representing approximately 38.9% of the Company’s outstanding Common Stock as consideration.  The Company values the software at $300,000 and the loan portfolio at $2.5 million.  Prior to the consummation of a definitive agreement with Gateway, the Company will use AutoUnderwriter.com and pay Gateway an estimated fee of $150 per funded contract.  The Company believes Gateway’s software will improve the non-prime automobile financing process and will add the benefits as described under “The Company’s Solution” of this Report.

The Automotive Finance Industry

            The automobile finance industry originated in the early part of the 20th century when automobile manufacturers created financing subsidiaries in response to the hesitancy of banks to enter the new and potentially risky market of providing credit to consumers to purchase mass produced automobiles.  Banks eventually competed with these captive subsidiaries, and in the deregulated environment of the early 1980s, savings and loans also entered the market.  Financing subsidiaries and banks did not completely service the market, however, as the captive subsidiaries focused on stimulating demand for the manufacturers’ new vehicles, and depository institutions were generally positioned to serve low-risk borrowers without the necessary collection efforts and charge-offs associated with higher risk, Non-prime Consumers.  The Non-prime Consumer market, where primarily used automobiles are purchased, has been consistently under-served.

The Non-Prime Market

            The Non-prime Consumer credit segment of the automotive finance market is comprised of individuals who are unable to obtain financing through traditional sources such as a bank or a captive finance company due to either incomplete or imperfect credit histories.  The Company believes that the Non-prime Consumer portion of the automotive finance market is approximately $100 billion.

            Despite the opportunities perceived by the Company in the Non-prime Consumer market, many traditional financing sources, such as banks, savings and loans, credit unions, captive finance companies and leasing companies do not consistently provide financing to, or have from time to time withdrawn from, this market.  The Company believes market conditions, increased regulatory oversight and capital requirements imposed by governmental agencies, have limited the activities of many banks and savings and loans in this market.  In addition, the Company believes that captive finance arms of major automotive manufacturers only focus their marketing efforts on this segment when inventory control and/or production scheduling requirements of their parent organizations dictate a need to focus on this market, and exit the market once these sale volumes are satisfied.  Further, many financial organizations electing to remain in the automotive finance business have migrated toward higher credit quality customers to reduce their processing and collection costs.  As a result of these conditions, the Company believes that the Non-prime Consumer automotive finance market is highly fragmented, and primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit.  Due to such a lack of a major, consistent financing source, a number of competitors, including well-capitalized public companies, have entered this market in recent years.

            As competition among Non-prime Consumer lenders increases, dealers are gaining bargaining power within the industry.  Most dealers have relationships with at least five Non-prime Consumer lenders, permitting them to offer credit applications to various lenders to find the most rapid and profitable acceptance.  Therefore, successful lenders or their originators must have close relationships with dealers and provide prompt and consistent approval of applications. In this environment, skilled personnel with experience in the industry are critical to maintain relationships that discourage adverse credit selection, to evaluate dealer integrity, to properly price loans based on risks assumed and to ensure adequacy of loss reserves.

Consumer Credit Characteristics

            The Company intends to focus on serving that portion of the automobile finance market that has historically been under-served, consisting of individuals with incomplete credit histories or past credit problems.  The Company believes that gradations exist with respect to the credit profiles of customers of automobile financing according to the following generalized criteria:

•

An “A” credit consumer is a prime consumer who has a long credit history with no defaults, has been employed in the same job for a period of at least 18 months, and can easily finance a new car purchase through a bank, a captive finance subsidiary of an automobile manufacturer or an independent finance company that focuses on prime consumer credit.

•

A “B” credit consumer is a Non-prime Consumer who may have had some slight credit problems in his or her past or may not have been employed at his or her current job for 18 months.  To finance a new or late-model used car, the “B” credit borrower may not qualify for a loan from a captive finance subsidiary, but may have success borrowing from a bank and can access credit through an independent finance company.

•

A “C” credit consumer is a Non-prime Consumer who may have had an inconsistent employment record or a non-recurring event that has caused problems with credit in the past.  To finance a late-model or older used car purchase, this borrower will generally not be able to obtain a loan from a captive finance subsidiary or a bank, and will have to access an independent finance company that lends into this market category.

•

A “D” credit consumer is a Non-prime Consumer who has an unfavorable employment history and serious credit problems, such as a personal bankruptcy.  This borrower’s only choice is to finance his or her used car purchase through an independent finance company that is active in this market segment.

            The Company plans to primarily target Non-prime Consumers who fall into the “B” and “C” categories and consumers with cash down payment of at least 10% of the purchase price of the automobile.  The Company estimates that default rates during the life of non-prime credits range from 5% to 40%.  Finance companies that acquire non-prime credits require higher yields to compensate for the risks of default and collection expenses assumed.  The Company believes, based on the prior experience of our management, that low-grade finance paper can be resold to other finance organizations at a higher grade after the consumer has made regular payments for at least six months.

The Growth of the Internet, E-Commerce and Online Financing

            The Internet is experiencing unprecedented growth as a global medium for communications and commerce.  International Data Corporation estimates that the number of Internet users worldwide will increase from 196.1 million at the end of 1999 to 502.4 million by the end of 2003. The Company believes the unique characteristics of the Internet create a number of advantages for online lenders that could dramatically affect the manner in which companies process applications and provide services.  In contrast to traditional non-prime lending, the Internet provides online lenders the opportunity to offer a broad and evolving selection of loan products to consumers nationwide without establishing branch offices in every territory.  The Internet also enables consumers to avoid the possible face-to-face rejection that a declined application creates.  It enables consumers to obtain financing at their convenience without leaving their homes or offices.  In addition, online lenders can easily obtain demographic and behavioral data about customers, increasing opportunities for targeted marketing and personalized services.

            The Company believes increasing numbers of consumers will engage in financial services e-commerce as online lenders take advantage of the technological improvements associated with the Internet that allow the integration of intelligent product recommendations and real-time customer service.  The Company believes the greatest impact of this trend toward e-commerce will most likely be in industries, such as financing, that have traditionally been characterized by high levels of customer dissatisfaction, lack of customer control, inconsistent pricing and complex multi-step transactions.  The Internet enables consumers to easily research information relating to particular products, allowing the online consumer to make informed decisions while simultaneously having a pleasurable experience.

The Company’s Solution

Loan Origination and Processing

            The Company’s business plan contemplates that it will provide automobile financing to the Non-prime Consumer market.  This will be achieved through the purchase and servicing of Non-prime Consumer Installment Contracts originated by automobile dealers who have been pre-approved by the Company.  No credit applications will be accepted from any dealer that has not been approved by the Company and who has not entered into a dealer agreement.  The Company anticipates that approval will be granted to automobile dealers who meet the following criteria:

•

A tangible net worth of $100,000 (exclusive of goodwill or other intangible assets), or a parent or affiliate which meets the net worth criteria and guarantees the performance of the obligation of the automobile dealer under the purchase agreements, replacement guarantees or other forms of dealer recourse;

•	Possess acceptable accounts payable history;
•	Possess acceptable personal credit history;
•	Verifiable banking references;
•	Possess acceptable mortgage or landlord references; and
•	Possess a current DMV automobile dealer license.

            Once a dealer has been approved by the Company and entered into a dealer agreement, the Company will begin to fund loans referred by the dealer.  Once a loan is received, the Company will (1) accept the deal structure of the loan and inform the dealer that the Company will finance the loan; (2) finance the loan subject to the satisfaction of various conditions or subject to the alteration of the deal structure; or (3) reject the loan.  The Company anticipates that the decision whether to accept or reject the financing of an automobile loan will be contingent upon, among other things, the Company’s review of the deal structure and the credit history of the borrower. Furthermore, all approvals are subject to contract verification prior to funding.

            The first step in the Company’s approval process will consist of a review of the credit report of the borrower. With respect to credit information supplied by borrowers, the Company will establish certain credit criteria to be satisfied by each borrower.  Factors to be reviewed will include the borrower’s stability of residence, employment history, bank information, credit history, income, discretionary income, ability to pay, and debt ratio.

            Although borrowers under the Installment Contracts are somewhat less creditworthy than typical purchasers of automobiles from new car dealers, the Company has established certain general criteria to be used as a guide to purchasing Installment Contracts:

•	The purchase discount from the face amount of the loan will generally range between 5% and 15% depending on the creditworthiness of each individual borrower;
•	Installment Contracts have an original term of 60 months or less;
•	The age of the financed vehicle may not exceed eight years;
•	The borrowers on the installment contracts are required to make a down payment in cash plus net trade-in allowance of a minimum 10% of the purchase price of the financed vehicles;
•	The interest rate on the Installment Contract will not violate any applicable usury laws;
•	No Installment Contract may be in arrears at the time of purchase; and
•	The Company maintains first payment recourse on all non-franchise dealers.

The Company’s Online Solution

            The Company’s mission is to become a leading lender engaged in the purchasing and servicing of non-prime consumer installment contracts originated by franchise and independent automobile dealers. The Company intends to accomplish this task through the purchase of AutoUnderwriter.com, an online lending site, to be obtained through a software purchase agreement with Gateway, a related party through common management.  AutoUnderwriter.com, Gateway’s proprietary software, allows an automobile dealer or borrower to input various fields of information into an online financing application, conducts the credit screening process, and provides an answer to the applicant within thirty seconds of the application’s submittal. The Company’s website, which will be similar to the website now operated by Gateway, will be divided into two paths:

•

A dealer path will allow automobile dealers to enter consumer credit applications online and obtain an instant credit decision and deal structure for the Company’s purchase of Installment Contracts.  This path should also enable dealers to enter existing deal structures and obtain instant pricing for the Company’s purchase of existing Installment Contracts.  As described above, participating dealers must first register to use our web site and enter into a dealer agreement before we will receive any applications from the dealer.

•

A consumer path will allow a consumer to complete an online credit application and receive an instant credit decision, print loan documentation and a list of automobile dealers in the area that the Company has pre-approved.  The print loan documentation is intended to be used as evidence of a pre-approved lending arrangement between the consumer and the Company, thereby making it easier for the consumer to purchase and finance a vehicle.  When the consumer presents the certificate to a participating dealer, the dealer must then enter the certificate number into the specified field through the dealer path on the Company’s website, as well as enter the required information concerning the vehicle to be purchased and the contract structure.  The Company will then verify that the vehicle information and contract structure are acceptable and give final approval to the transaction.

            The Company believes that its to be developed website should provide the following benefits:

•

Instant Credit Decisions.  The Company’s website should provide dealers and consumers with online credit decisions within thirty seconds after an online application is submitted.  After the online decision is made, the Company will verify the loan documentation sent by the dealer and ensure that the loan and the borrower satisfy the Company’s internal criteria for financing.  The Company’s verification process should normally be completed within three days of the receipt of the loan documentation.  Management believes that the speed at which dealers and consumers can receive a credit decision for the financing of a loan will encourage dealers and consumers to use the website and will ultimately result in more financing opportunities.

•

Automatic Deal Structures.  Dealers will have the option of (i) entering financing deals that they already structured and the Company will give the dealer a decision on whether the Company will finance the deal, or (ii) the Company will process the application and provide the dealer an approval with the maximum contract limits that will enable the Company to purchase the contract.

•

Decisions 24 hours a day/7days a week/365 days a year.  The Company’s website will allow for applications to be submitted 24 hours a day, 7 days a week.  Many auto sales take place in the evenings and on the weekends when financial institutions are closed.  Many finance companies are only open Monday through Friday from 9am to 5pm.  The Company’s website will provide instant decisions during these peak evening and weekend hours, even though such hours are outside normal business hours.  This instant decision process should help increase dealer sales and help reduce dealer “roll-backs” which occur when a dealer finances a vehicle and is later forced to reclaim the vehicle because the dealer is unable to sell the financing structure.

Customer Service

            The Company intends to provide extensive product and pricing information that it hopes will lead to increased customer satisfaction.  As the Company grows and implements its business model it intends that credit officers and loan administrators will be employed to provide telephone and email support to dealers and consumers.

Servicing of Installment Contracts

            The Company plans to undertake the collection process for all accounts contractually delinquent, and subsequently undertake all repossession functions.  The Company’s servicing activities will include (i) monitoring installment contracts and collateral, (ii) accounting for and posting all payments received, (iii) responding to customer inquiries, (iv) taking all action to maintain the security interest granted in the financed vehicle, (v) investigating delinquencies and communicating with the borrowers to obtain timely payment, and (vi) pursuing deficiencies in installment contacts.

            At the time of a purchase of a financed vehicle, the Company notifies the borrower that the Company has purchased the financing contract and will direct the borrower how to make payments.  The Company will also undertake the collection process for all accounts contractually delinquent, and will undertake all repossession functions.

Competition

            The market for the purchase and servicing of non-prime installment contracts is intensely competitive, highly fragmented and has no dominant leader.  The Company will face competition from commercial banks, savings and loan associations, credit unions, captive finance subsidiaries of automobile manufacturers and other non-prime consumer lenders.  However, the Company believes that many of these financial organizations do not consistently solicit business in the Non-prime Consumer credit market.  The non-prime market is primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit.

            Several online services companies are beginning to offer automobile financing alternatives. Therefore, the Company will be affected by the competitive factors faced by both Internet commerce companies as well as traditional companies within the automotive and consumer finance industries. The market for Internet-based lending services is new, and competition among commercial websites is expected to increase significantly.  New emerging technologies and the expansion of existing technologies will increase competitive pressures from new participants entering the market.

            The Company’s competitors will include, among others, Americredit Corp., Monaco Finance, Inc., Consumer Portfolio Services, Inc., and First Investors Financial Services Group, Inc.

Government Regulation

Finance Operations

            The Company’s finance operations will be subject to numerous federal laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the rules and regulations promulgated thereunder, and certain rules of the Federal Trade Commission (“FTC”).  These laws require the Company to provide certain disclosures to loan participants, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices.  The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the terms of repayment, the final maturity, the amount financed, the total finance charge and the annual percentage rate charged on each retail installment contract.  The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants (including retail installment contract obligors) on the basis of race, color, sex, age or marital status.  Under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and must advise consumers whose credit applications are not approved of the reasons for the rejection.  The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.  The rules of the FTC limit the types of property a creditor may accept as collateral to secure a consumer loan, and its holder in due course rules provide for the preservation of the consumer’s claim and defenses when a consumer obligation is assigned to a subject holder.  With respect to used vehicles specifically, the FTC’s Rules on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer’s Guide which explains any applicable warranty coverage for such vehicles.  The Credit Practices Rules of the FTC impose additional restrictions on loan provisions and credit practices.

            Several states, including California, and the federal government have enacted “lemon laws” and similar statutes concerning protections for purchasers of automobiles.  The application of these statutes may give rise to a claim or defense by an obligor against a dealer from or through whom such obligor purchased such vehicle.  These statutes apply to Installment Contracts.  The Company may be required to cancel Installment Contracts with an obligor who successfully asserts such a claim or defense, and while the Company would have a claim against the dealer if the subject Installment Contracts had been purchased by the Company, there can be no assurance that the Company will be made whole in every case in which the obligor successfully asserts such rights.  Any adverse change in these laws or regulations, or in the judicial or administrative interpretations thereof, could have a material adverse effect on the Company’s business.

Regulation of Our Internet Operations

            There are currently few laws or regulations directed specifically at Internet businesses.  However, because of the Internet’s popularity and increasing use, new laws and regulations may be adopted.  Although we believe that future federal and state legislation will clarify the regulatory environment for commercial activity transacted via the Internet, including transactions involving the lease and financing of vehicles, we cannot predict whether such legislation will be favorable to our business practices or impose new or costly burdens on the way we conduct business.  These new laws and regulations may also cover issues such as the collection and use of data from website visitors and related privacy issues, pricing, content, copyrights, trademarks, distribution, taxation, the quality of goods and services and consumer protection.  The enactment of any additional laws or regulations may impede the growth of the Internet and Internet businesses, which could decrease our revenues and place additional financial burdens on us.

Legal Proceedings

            From time to time, the Company may be involved in litigation that arises in the normal course of business operations.  As of the date of this Report, the Company is not a party to any legal proceeding and, to the best of its information, knowledge and belief, none is contemplated or has been threatened.

Employees

            As of June 2, 2003, the Company had no full-time employees.  Mr. Antonis and Mr. Kellagher currently devote part-time to the business of the Company, however, intend to become full-time employees following the successful completion of this offering.  It is anticipated that in the next twelve (12) months the Company will hire up to six (6) additional full-time employees.

Risk Factors

            Limited Assets and No Operating History.  The Company has no prior operating history as a specialty finance company and does not have, and is not expected to have, any significant assets other than the Installment Contracts that the Company purchases.  There can be no assurance that the Company’s efforts to reorganize and engage in the specialty finance business will be successful.

            Creditworthiness of Contract Obligors.  Substantially all of the Installment Contracts to be purchased by the Company will be Non-prime Consumer credits.  The Non-prime Consumer finance market is comprised of borrowers who are unable to obtain traditional financing through a bank or a captive finance company due to either incomplete or imperfect credit histories.  Consequently, the incidence of delinquency or default is expected to be significantly higher for Non-prime Consumer credits than in the case of prime consumer credits.  For these reasons, such Installment Contracts bear interest at rates significantly higher than in the case of prime consumer credits and can be purchased at a discount to the principal balance, but also involve a higher probability of default and greater servicing costs.  The Company’s profitability will depend, in part, upon its ability to properly evaluate the creditworthiness of Non-prime Consumers and efficiently service such Installment Contracts.  There can be no assurance that the discounts negotiated by the Company for Installment Contracts will accurately reflect the underlying credit risks.  Furthermore, as competition within the industry increases, the Company’s ability to negotiate discounts will be limited even if delinquency rates increase.  If the discounts are inadequate, loan losses may exceed the proceeds of the performing loans, thus impairing the Company’s ability to service the Notes.

            Economic Factors Affecting Delinquencies.  A purchasers’ ability to remit payments as required by the terms of the Installment Contracts is in most cases dependent on their continued employment, and a job loss will usually result in defaults on their consumer debts.  A prolonged economic recession resulting in widespread unemployment could cause a significant rise in delinquencies and charge-offs, which could adversely affect the Company and affect the Company’s ability to succeed.

            Availability of Installment Contracts.  The Company’s ability to implement its growth strategy depends on its ability to purchase Installment Contracts meeting its underwriting standards.  While management has numerous past relationships with Installment Contract originators, the Company does not have formalized arrangements with a network of automobile dealers, financial intermediary or any other originator from which Installment Contracts will be purchased or through which Installment Contracts will be originated by the Company.  There is no assurance that the Company will be able to find Installment Contracts to purchase at prices or on terms acceptable to the Company, or at all.  Unfavorable changes in the economic or competitive environment, or other occurrences resulting in the erosion of the Company’s prospective originator base could adversely affect its operations.  If the Company is unable to purchase suitable Installment Contracts or experiences delays in purchasing such Installment Contracts, the Company’s expected net interest margin may be reduced, perhaps significantly, which could materially adversely affect the Company’s income and operations.

            Network Infrastructure and Computer Systems May Fail.  The continuing and uninterrupted performance of the Company’s network infrastructure and computer systems is critical to success, in light of the Company’s online business model.  Any system failure that causes interruptions in service could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of the Company’s business model.  In addition, operations will be dependent upon the Company’s ability to protect its computer systems against damage from fire, power loss, telecommunications failures, vandalism and other malicious acts and similar unexpected events.  Despite precautions the Company has taken, unanticipated problems affecting the Company’s systems in the future could cause interruptions or delays in the delivery of services.  Any damage or failure that interrupts or delays the Company’s operations could have a materially adverse effect on the Company’s business and financial results.

            The Company Must Maintain Confidentiality.  The Company will receive highly confidential information from dealers and borrowers which will be stored in the Company’s files and on its computer systems.  The Company’s security procedures may fail to adequately protect information that the Company is obligated to keep confidential.  Any breach of security relating to customers’ confidential information could result in legal liability for the Company and a harmful reduction in the use of the Company’s to be created website by the Company’s customers.

            Competition and Market Conditions.  The Non-prime Consumer automobile finance market is very fragmented and highly competitive.  The Company believes that there are numerous non-traditional consumer finance sources serving this market.  Furthermore, during the past several years, a number of companies have completed initial public offerings of common stock, the proceeds from which were to be used (at least in part) to fund expansion and to support increased purchases of Installment Contracts.  Traditional automobile financing sources include commercial banks, savings and loans, credit unions, captive finance companies of automobile manufacturers and other consumer lenders, many of which have significantly greater resources than the Company and may be able to offer more attractive Installment Contract purchase terms to dealers.  To the extent that traditional and non-traditional lenders significantly expand their activities in this market, the Company’s ability to execute its business and growth strategy may be adversely affected.  The Company’s contemplated business may also be effected by certain demographic, economic and industry trends.  For example, these trends include increased sales of used vehicles, the rising price of new vehicles compared to U.S. median family income and the overall level of interest rates in general.  The Company believes that recent trends favor increased growth in the portion of the automobile finance industry which serves Non-prime Consumers.  However, a reversal of any of these trends could have a material adverse affect on the Company’s operations, profitability and growth.

            Performance Dependent on Executive Officers.  The performance of the Company will be highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially affect our business, results of operations and financial condition.  We do not have employment agreements with any of our key personnel and do not maintain any key man insurance on any of our key personnel.

            Conflicts of Interest.  As described elsewhere,the Company intends to purchase a loan portfolio and computer software applications from Gateway, a related entity, in exchange for the Company’s Common Stock and cash.  The President, a Director and a beneficial owner of Gateway is Dean Antonis.  Mr. Antonis is also the President, a Director and a beneficial owner of the Company.  Therefore, the terms of any agreement that may be consummated will not be negotiated at arms-length.  As of the date of this Report, there is no definitive agreement between the Company and Gateway and such an agreement may never be consummated.  If an agreement is not consummated, the Company will likely not be successful in pursuing its non-prime automobile finance business model.

            Business Plan Dependent on Future Transactions and Resulting Dilution.  The Company’s business plan is dependent upon the successful consummation of several transactions in the next several months.  The Company intends to enter into an agreement with Gateway to purchase Gateway’s computer software, AutoUnderwriter.com, and Gateway’s non-prime automobile loan portfolio.  The Company also intends to enter into an agreement with Epic to purchase Epic’s non-prime automobile loan portfolio.  The Company intends to pay cash and issue shares of Common Stock which will in the aggregate represent approximately 77.8% of the total outstanding Common Stock of the Company as consideration in both of these transactions.  Present shareholders will suffer an immediate dilution in their Common Stock.  The Company’s continuing operations and realization of its business plan is dependent on the consummation of these transactions.  However, neither transaction can be consummated until the Company holds a meeting of shareholders and receives approval for an increase in the authorized capitalization of the Company or a reverse stock-split.  Absent such actions, the Company will not have enough authorized shares of Common Stock to issue as consideration for the transactions.  If the Company is not able to consummate the transactions described above, the Company may not succeed in its business purpose.

            Reverse Stock-Split, Increase in Capitalization and Dilution of Shareholder Ownership Interest.  The Company intends to seek shareholder approval to effect a reverse stock-split and increase the authorized capital stock of the Company.  If the Company is successful in obtaining shareholder approval with respect to either one of these matters, it will have a substantial number of additional shares of Common Stock available for future issuance.  Holders of the Company’s Common Stock have no preemptive rights with respect to future issuances of Common Stock and accordingly, will not be able to maintain their current ownership interest in the Company.  The Company’s Articles of Incorporation and applicable provisions of California law provide that the Company may issue authorized capital at the approval of its Board of Directors, and no shareholder vote or other form of shareholder approval is required for the Company to issue such capital.  Consequently, the Company, in all likelihood, will issue shares of Common Stock after this offering in connection with future financings or acquisitions and any future such issuances will significantly dilute all current shareholders’ ownership percentage in the Company.

            Extensive Regulatory Requirements.  The Company’s business will be subject to extensive supervision and regulation under federal, state and local laws and regulations which, among other things, may require the Company to obtain and maintain certain licenses and qualifications, limit interest rates, fees and other charges associated with the Installment Contracts purchased by the Company, require specified disclosures by dealers to consumers and limit its right to repossess and sell collateral.  An adverse change in, modification to or clarification of any of these laws or regulations, or judicial interpretations as to whether and in what manner such laws or regulations apply to Installment Contracts purchased or originated by the Company, could result in potential liability related to Installment Contracts previously purchased and could have a material adverse effect on the Company’s financial condition and results of operations.  In addition, due to the consumer-oriented nature of the industry in which the Company operates and uncertainties with respect to the application of various laws and regulations in certain circumstances, industry participants frequently are named as defendants in litigation involving alleged violations of federal and state consumer lending or other similar laws and regulations.

Item 2.                        DESCRIPTION OF PROPERTIES

Facilities

            The Company’s executive offices are located at 255 Shoreline Dr., Suite 100, Redwood City, CA  94065.  This space is shared with a related party, Four Star Financial Services, LLC, a beneficial owner of Gateway, under a three-year lease for 6,088 square feet that expires in 2005.   Pursuant to a verbal agreement, the Company has agreed to pay Four Star $2,231.36 per month, on a month-to-month basis, beginning on June 1, 2003.

Item 3.                        LEGAL PROCEEDINGS

            The Company knows of no pending or threatened legal proceeding to which it is or will be a party which, if successful, might result in a material adverse change in the business, properties or financial condition of the Company.

Item 4.                        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            No matters were submitted during the Company’s fourth quarter of the fiscal year covered by this Report to a vote of the Company’s shareholders.

PART II

Item 5.                        MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

            There is currently no public trading market for the Company’s Common Stock.

Holders

            As of June 30, 2002, the Company had approximately two thousand (2,000) beneficial owners of record of its Common Stock.

Dividends

            The Company has never paid dividends on its Common Stock.  The Company anticipates that all of its future earnings will be retained for the development of its business and does not expect to pay any cash dividends in the foreseeable future.  Any actual payment of future dividends will be at the discretion of the Company’s Board of Directors and will be based on the Company’s future earnings, financial condition, capital requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

            The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2002.  In 1984, the stockholders approved the Company’s 1984 Stock Option Plan (the “Plan”).  Under the Plan, options to purchase up to 2,269,000 shares of the Company’s common stock could be granted to employees, officers, directors, and consultants of the Company and of its affiliates.  The Plan provided that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors.  Options granted became exercisable and expired as determined by the Board of Directors.  As of June 13,1990 all 375,000 options granted pursuant to the Plan expired without exercise and the Plan expired in 1994.  For a more detailed discussion, please refer to Note 6 of the Company’s financial statements.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

Recent Sales of Unregistered Securities

            In January 2003, the Company offered and sold 9.25% unsecured convertible promissory notes (the “Notes”) pursuant to a private placement memorandum dated November 20, 2002.  The Company sold a total of $135,000 worth of Notes to four (4) accredited investors.   The Notes were offered on a “best efforts” basis on behalf of the Company by Brookstreet Securities Corporation, a NASD licensed broker-dealer.  Brookstreet received a sales commission of ten percent (10%) and a non-accountable expense allowance of five percent (5%).  The offering was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder.  No general or public solicitation or advertising was employed in the offering.

            The Notes are an unsecured general obligation of the Company, limited in aggregate principal amount to $135,000.  The Notes mature on November 1, 2003.  The Notes bear interest at 9.25% per annum from the date of issuance, payable semi-annually on May 1, 2003 and November 1, 2003 to the persons in whose names such Notes are issued.  Interest on the Notes will be calculated on the basis of a 360-day year consisting of twelve 30-day months.  To the extent lawful, any installment of interest on the Notes which is not paid when due will accrue interest at the lesser of 18%, compounded quarterly, or the highest lawful rate of interest from the due date until paid.  At any time prior to maturity, any Noteholder has the option to convert all or part of the unpaid principal balance due on the Note into that number of shares of Common Stock of the Company equal to all or such part of the unpaid principal balance of the Note divided by half a cent ($0.005) per share of Common Stock, any such fractional shares to be paid in cash.   Interest due on the Notes is not convertible into Common Stock of the Company.  To exercise the option, a Noteholder must surrender the Note to the Company, accompanied by written notice of Noteholder’s intention to convert the Note into Common Stock, which notice shall set forth the principal amount of the Note, if not the entire unpaid principal balance, to be converted into Common Stock.  Within ten (10) business days of the Company’s receipt of the notice and the Noteholder’s surrender of the Note, the Company will deliver to the Noteholder, shares of Common Stock in the Noteholder’s name.

            The Notes are redeemable for cash at any time at the option of the Company, in whole or in part, upon not less than 30 days nor more than 60 days notice to each Noteholder without prepayment premium or penalty.  Notice will be mailed to all Noteholders setting forth (i) the redemption date, (ii) the redemption price including the amount of accrued and unpaid interest to be paid upon such redemption, (iii) a statement that the Notes must be delivered to the Company, and (v) a statement that interest on the Notes, or portion thereof being redeemed, ceases to accrue on and after the redemption date.  In the case of notice to the holder of any Note to be redeemed in part, a new Note or Notes in principal amount equal to the unredeemed portion of such Note will be issued. In the event of partial redemption of the Notes, the Notes to be redeemed in whole or in part will be selected on a pro rata basis, or in such other manner as the Company deems appropriate and fair.  The Notes may be redeemed in multiples of $1,000 only.  Any Noteholder, upon receipt of the Company’s notice of redemption, may elect to convert the Note into shares of the Company’s Common Stock as described above.  In the event of a reverse stock-split or other form of re-capitalization which effects the number of shares outstanding, all shares outstanding and Notes convertible into shares of Common Stock will be adjusted proportionally to any such stock-split or re-capitalization without further action by the holder or the Company.

Item 6.                        PLAN OF OPERATIONS

Cautionary Statement Regarding Forward Looking Information

            This form 10-KSB for the year ended June 30, 2002 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	The creditworthiness of contract obligors;
•	Economic factors affecting delinquencies;
•	Our ability to retain and attract experienced and knowledgeable personnel;
•	Our ability to purchase installment contracts; and
•	Our ability to compete in the consumer finance industry.

            In addition, the words “believe,” “may,” “will,” “estimate,” “continue,” “ anticipate,” “intend,” “expect,” and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements.

            The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-KSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-KSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Overview

            Advanced Cellular Technology, Inc. is a publicly held company that was previously engaged in the business of developing, assembling, marketing and selling cellular mobile telephones and peripheral products.  For all practical purposes, the Company ceased operations in December 1990 due to extensive competition in the wireless communication industry and lack of capital to fund continued operations. The Company is currently reorganizing and instituting new management headed by the Company’s original founder, Dean R. Antonis. Once reorganized, the Company intends to become a non-prime, automobile finance company that will use advanced software, including the internet, to engage in the purchasing and servicing of non-prime installment sales contracts (“Installment Contracts”) originated by automobile dealers in the sale of new and used automobiles.  The Company will acquire directly or through intermediaries Installment Contracts originated by automobile dealers in connection with their sale of new and used automobiles, vans, SUVs and light duty trucks to borrowers with limited credit histories or past credit problems (“Non-prime Consumers”).  To achieve an acceptable rate of return and provide adequate protection from excessive credit risks, Installment Contracts will be purchased from dealers at a discount to the remaining principal balance.

            As part of the Company’s reorganization, the Company will seek additional financing from public and private sources.  To facilitate this financing, the Company believes it is essential to regain its public status and obtain a listing on a recognized trading exchange.  Accordingly it is filing annual and other reports as are required by the Securities and Exchange Act of 1934, for the fiscal year June 30, 1990 to the present.  In addition, the Company will hold an annual meeting of shareholders in the upcoming fiscal year to approve the election of directors and increase the authorized capital of the Company, and effectuate a reverse stock split.

Plan Of Operation

            The Company’s goal is to become a leading lender engaged in the purchasing and servicing of Non-prime Consumer Installment Contracts.  To help the Company accomplish this goal, it intends to consummate several transactions in the next several months.  The Company has entered into non-binding letters of intent with two other non-prime automobile finance companies whereby the Company will purchase the loan portfolios of those companies.  Specifically, the Company intends to enter into an agreement with Epic Financial Services (“Epic”) to purchase Epic’s non-prime automobile loan portfolio, which the Company values at $3.7 million, in exchange for the Company’s Common Stock and cash.  It is estimated that the Company will issue to Epic shares of Common Stock representing approximately 38.9% of the Company’s outstanding Common Stock as consideration.  In connection with this proposed transaction, William Kellagher, the current President and co-founder of Epic, became the Vice President of the Company in October 2002.  Additionally, the Company has executed a non-binding letter of intent with Gateway Credit Holdings, Inc. (“Gateway”), a related party also engaged in the non-prime automobile finance industry.  Gateway has developed proprietary software, called AutoUnderwriter.com, that allows an automobile dealer or borrower to input various fields of information into an online financing application, conducts the credit screening process, and provides an answer to the applicant within thirty seconds of the application’s submittal.  The non-binding letter of intent provides for the Company to purchase Gateway’s software applications and existing loan portfolio in exchange for the Company’s Common Stock and cash.  It is estimated that the Company will issue to Gateway shares of Common Stock representing approximately 38.9% of the Company’s outstanding Common Stock as consideration.  The Company values the software at $300,000 and the loan portfolio at $2.5 million.  Prior to the consummation of a definitive agreement with Gateway, the Company will use AutoUnderwriter.com and pay Gateway an estimated fee of $150 per funded contract.

            AutoUnderwriter.com, Gateway’s proprietary software, allows an automobile dealer or borrower to input various fields of information into an online financing application, conducts the credit screening process, and provides an answer to the applicant within thirty seconds of the application’s submittal.

            The Company believes that its to be developed website should provide the following benefits:

•

Instant Credit Decisions.  The Company’s website should provide dealers and consumers with online credit decisions within thirty seconds after an online application is submitted.  After the online decision is made, the Company will verify the loan documentation sent by the dealer and ensure that the loan and the borrower satisfy the Company’s internal criteria for financing.  The Company’s verification process should normally be completed within three days of the receipt of the loan documentation.  Management believes that the speed at which dealers and consumers can receive a credit decision for the financing of a loan will encourage dealers and consumers to use the website and will ultimately result in more financing opportunities.

•

Automatic Deal Structures.  Dealers will have the option of (i) entering financing deals that they already structured and the Company will give the dealer a decision on whether the Company will finance the deal, or (ii) the Company will process the application and provide the dealer an approval with the maximum contract limits that will enable the Company to purchase the contract.

•

Decisions 24 hours a day/7days a week/365 days a year.  The Company’s website will allow for applications to be submitted 24 hours a day, 7 days a week.  Many auto sales take place in the evenings and on the weekends when financial institutions are closed.  Many finance companies are only open Monday through Friday from 9am to 5pm.  The Company’s website will provide instant decisions during these peak evening and weekend hours, even though such hours are outside normal business hours.  This instant decision process should help increase dealer sales and help reduce dealer “roll-backs” which occur when a dealer finances a vehicle and is later forced to reclaim the vehicle because the dealer is unable to sell the financing structure.

            The Company intends to provide extensive product and pricing information that it hopes will lead to increased customer satisfaction.  As the Company grows and implements its business model it intends that credit officers and loan administrators will be employed to provide telephone and email support to dealers and consumers.

            The Company plans to undertake the collection process for all accounts contractually delinquent, and subsequently undertake all repossession functions.  The Company’s servicing activities will include (i) monitoring installment contracts and collateral, (ii) accounting for and posting all payments received, (iii) responding to customer inquiries, (iv) taking all action to maintain the security interest granted in the financed vehicle, (v) investigating delinquencies and communicating with the borrowers to obtain timely payment, and (vi) pursuing deficiencies in installment contacts.

            At the time of a purchase of a financed vehicle, the Company notifies the borrower that the Company has purchased the financing contract and will direct the borrower how to make payments.  The Company will also undertake the collection functions.

            Other than the activity described in this Report, we have engaged in very little business activity and have not hired any employees. We estimate that the Company can satisfy its cash requirements in the next twelve (12) months, through revenues from future customer accounts, a bank line of credit, and the offering of unsecured notes to accredited investors.

Item 7.                        FINANCIAL STATEMENTS

            The Company’s financial statements are set forth immediately following Item 13 of this Report.

Item 8.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Effective September 2002, we engaged the accounting firm of Hein + Associates LLP as our new independent public accountants and terminated our former accounting firm, Hemming Morse, Inc. and Andrew S. Knight.  Andrew S. Knight was our auditors for the fiscal years ended June 30, 1988 and 1989.  Hemming Morse, Inc. never prepared or issued financial statements for June 30, 1990 as we terminated doing business on December 31, 1990.  The decision to change our accounting firm was recommended and approved by the board of directors as part of our reorganization.  During the two fiscal years and subsequent interim reporting periods during which Andrew S. Knight was our auditors, there were no disagreements between us on any matter of accounting principles or practices, financial statement disclosure, accounting scope or procedures, or any reportable events.  The reports of June 30, 1988 and 1989 on our consolidated financial statements on which he did report, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  Prior to their engagement, we did not consult with Hein + Associates LLP on either the application of accounting principles or type of opinion Hein + Associates LLP might issue on the Company’s consolidated financial statements.  Andrew S. Knight agreed with the above statements and a letter from his firm was attached to our Form 8-K filed with the Securities and Exchange Commission on June 13, 2003.

PART III

Item 9.                        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s Officers, Directors and Key Employees are as follows:

Name	Age	Title

Dean Antonis	40	President, Treasurer and Director

William J. Kellagher	44	Vice President

Divina Viray	40	Secretary and Director

Robert Vaughan	68	Director

            The principal occupations and business experience for each of the Company’s Officers and Directors for at least the last five years is as follows:

            Dean Antonis has served as the President of the Company since August 1985.  He co-founded the Company and has served as a Director since July 1981.  Mr. Antonis has served as President and Chief Financial Officer of Gateway Credit Holdings, Inc., a California non-prime automobile finance company, since 1999.  Mr. Antonis served as Project Manager of Four Star Financial Services, LLC, a California commercial finance lender from 1997 to 1999.  He was the Chief Financial Officer and Vice President – Finance and Operations of One Stop Corporation from 1991 to 1997.  One Stop was involved in automobile recovery, parts retailing and repair.  Mr. Antonis received a B.S. in Business Administration from San Francisco State University in 1994.

            William J. Kellagher  has served as the Vice President of the Company since October 2002.  Mr. Kellagher has served as the President and Chief Executive Officer of Epic Financial Services since 1996, a non-prime automobile finance company which he co-founded.  From 1987 to 1995, he served as the Chief Executive Officer of TruCare Health Systems, Inc., a Dallas, Texas based comprehensive rehabilitation company that provided physical, occupational and speech therapy services to hospitals, long-term care facilities, home health and privately owned clinics.  He co-founded TruCare and was responsible for growing the business to $23 million in annual revenues and $1.2 million in earnings in 1995.  From 1985 to 1987, Mr. Kellagher was a registered broker and financial consultant at Merrill Lynch, where he specialized in small business offerings and managed a portfolio in excess of $15 million.  Mr. Kellagher received a B.S. in Administration and Finance from the University of Houston in 1981.

            Divina Viray  is our Secretary and a Director.  She has served as a Director since October 2002.  Ms. Viray has served as Secretary of Gateway Credit Holdings Corporation, a California specialty finance company, since 1999.  She was employed in credit analysis and accounting at Delta Dental Insurance from 1996 to 1999 and at Aesculap, Inc. from 1992 to 1996.  Ms. Viray graduated in 1982 from California State Bakersfield, majoring in Business Administration.

            Robert Vaughan  has served as Director since October 2002.  Mr. Vaughan was President and Chairman of the Company from 1983 to 1984.  Mr. Vaughan has served as a Chief Executive Officer and Chief Operating Officer with numerous other firms over the past thirty years. From August 1981 to December 1999, Mr. Vaughan managed the Orbis Group, a business-consulting firm in Phoenix, Arizona providing merger and acquisition, marketing, finance and other services.  During this time, the Orbis Group was instrumental in arranging financing for many of its client companies.  In addition, from 1994 to 1997, Mr. Vaughan was a mergers and acquisitions consultant to long distance telecommunication firms, as well as firms in other industries, in Phoenix, Arizona and elsewhere. Mr. Vaughan attended Long Beach City College, the University of California at Los Angeles and the University of Wisconsin.

Board of Directors

            Each of the Company’s Directors hold office until the next annual meeting or until their successors have been duly elected and qualified.  Currently, there are three Directors.  The bylaws permit the Board of Directors to fill any vacancy and such Director may serve until the next annual meeting of shareholders or until his successor is elected and qualified.  Officers are appointed by and serve at the discretion of the Board of Directors.  There are no family relationships among any of the Company’s Officers or Directors.

Committees

            There are presently no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

            Based upon a review of the Company’s records during the fiscal years ended June 30, 1990 to the present, of the Company’s 10% shareholders, Officers and Directors, and the applicable filing requirements under Section 16(a) of the Exchange Act it appears the necessary Form 3’s, 4’s and/or 5’s were not filed on a timely basis.  Accordingly, concurrently with the filing of this Report, each Officer, Director and beneficial owner of more than 10% of the Company’s stock will be instructed to immediately review their respective ownership records and file the appropriate forms required under Section 16(a) of the Exchange Act.

Item 10.          EXECUTIVE COMPENSATION

Officers Compensation

            Dean Antonis, William Kellagher and Divina Viray, the President, Vice President and Secretary of the Company, respectively, do not currently receive any salary from the Company.  They currently devote part-time to the business of the Company.  Mr. Antonis and Ms. Viray are current employees of Gateway.  It is not contemplated that either Mr. Antonis, Mr. Kellagher or Ms. Viray will receive any salary from the Company or become full-time employees of the Company until the Company successfully implements its business plan, purchases the computer software and existing loan portfolios referenced under “Certain Relationships and Transactions” and becomes an operating non-prime automobile finance Company.  At the present time, none of these individuals is subject to any employment contract with the Company.

Director Compensation

            The Company’s Directors do not receive any compensation for their service as members of the Board of Directors.  Directors are reimbursed for reasonable travel and out-of-pocket expenses in connection with the attendance of board meetings.

Stock Options

            There are currently no stock options issued or outstanding.

Stock Option Plan

            In 1984, the stockholders approved the Company’s 1984 Stock Option Plan (the “Plan”).  Under the Plan, options to purchase up to 2,269,000 shares of the Company’s common stock could be granted to employees, officers, directors, and consultants of the Company and of its affiliates.  The Plan provided that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors.  Options granted became exercisable and expired as determined by the Board of Directors.  As of June 13,1990 all 375,000 options granted pursuant to the Plan expired without exercise and the Plan expired in 1994.  For a more detailed discussion, please refer to Note 6 of the Company’s financial statements.

            The Company intends to seek shareholder approval to adopt a new stock plan to encourage stock ownership by employees, Officers, Directors and consultants so that they may acquire or increase their proprietary interest in the Company’s business, and to (i) induce qualified persons to become employees, Officers or consultants; (ii) compensate employees, Officers, Directors and consultants for past services; and (iii) encourage such persons to become employed by or remain in the employ of or otherwise continue their association with the Company and to put forth maximum efforts for the success of the Company’s business.  As of the date of this Report no such plan has been adopted.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

            The following table specifies the amount of shares of Common Stock that each beneficial owner of 5% or more of the Company’s Common Stock holds as of June 2, 2003:

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)

Percentage of Common Stock Outstanding

Roger Dahart	1,657,194	5.52%
Lou Pallota	1,437,194	4.79%
Estate of Henri Van Houten	1,475,002	4.92%

_____________________
The footnotes for this table appear below the next table.

Security Ownership by Management

            The following table specifies the amount of shares of Common Stock that each Executive Officer and Director holds as of June 2, 2003:

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)

Percentage of Common Stock Outstanding

Dean Antonis	3,793,406	12.64%
William J. Kellagher	0	-
Divina Viray	0	-
Robert Vaughan	10,000	*
All Officers and Directors as a group (4) persons	3,803,406	12.68%

_____________________

*	less than 1%
(1)

Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed.

Changes in Control

            There are no understandings or agreements, aside from the proposed transactions described under “Certain Relationships and Related Transactions,” known by management at this time which would result in a change in control of the Company.  If such transactions are consummated, of which there can be no assurance, the Company may issue a significant number of shares of capital stock which could result in a change in control and/or a change in the Company’s current management.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transaction

            The Company’s business plan depends, in part, upon the successful consummation of a loan portfolio and software purchase agreement with Gateway, a related party, also engaged in the purchasing and servicing of Installment Contracts.  Dean Antonis is the President, a Director and a beneficial owner of both Gateway and the Company.  Divina Viray, the Company’s Secretary, is also the Secretary of Gateway.  Furthermore, Robert Vaughan, a Director of the Company is a former Director of Gateway.  Pursuant to a non-binding letter of intent, it is contemplated that Mr. Antonis will execute a loan portfolio and software purchase agreement on behalf of each company that will allow the Company to obtain Gateway’s non-prime automobile loan portfolio and proprietary software, AutoUnderwriter.com, in exchange for the issuance of the Company’s Common Stock and cash.  It is estimated that the Company will issue Gateway shares of Common Stock representing approximately 38.9% of the total outstanding shares of Common Stock as consideration.  The Company values the loan portfolio at $2.5 million and the software at $300,000.  Gateway shareholder approval will be required as a condition to consummating the transaction.  Prior to the consummation of a definitive agreement, the Company will pay a fee to Gateway for the use of AutoUnderwriter.com.  It is estimated that the fee will equal $150 per funded contract.  Because of Mr. Antonis’ management and ownership interest in both companies, the agreement may not be on terms as favorable as could be achieved by independent third parties.

Investment Banking Agreement

            The Company has entered into an investment banking agreement and managing dealer agreement with Brookstreet Securities Corporation to assist the Company in the private placement of debt and equity to provide working capital to the Company so that it may begin business operations.  Although the Company has no prior business relationship with Brookstreet, Timothy G. Hassell, a broker employed by Brookstreet, is the former Executive Vice President and a beneficial owner of Gateway.  Mr. Hassell is no longer employed by Gateway, but is still a beneficial owner of Gateway’s common stock.  The agreements with Brookstreet require Brookstreet to use its “best efforts” in performing its services, which includes the private placement of up to $2.5 million of the Company’s Common Stock, but contains no guarantees of minimum financing to be raised.  In consideration for Brookstreet’s efforts, the Company paid Brookstreet a non-refundable advisory fee of $25,000 in addition to sales commissions and a non-accountable expense allowance for securities sold by Brookstreet.  Brookstreet also received 1,000,000 shares of the Company’s Common Stock, consisting of 841,191 shares issued by the Company and 158,809 shares transferred from Dean Antonis’ personal holdings.  These shares have anti-dilution and reverse split protection for one year from the date of issuance.  The Company has agreed to indemnify Brookstreet against any costs or liabilities incurred by reason of misstatements or omissions to state material factors in connection with the statements made in the Company’s offering memorandum.  For a description of recent sales of securities by the Company pursuant to the managing dealer agreement with Brookstreet, please refer to the disclosure under “Recent Sale of Unregistered Securities” of this Report.

Future Transactions

            It is anticipated that within the next six (6) months, the Company will solicit proxies and hold a special meeting of shareholders at which the Company will ask shareholders to vote on several matters, including a name change to Gateway Acceptance Corporation, an increase in the authorized Common Stock of the Company, a reverse stock-split and the re-incorporation of the Company as a Colorado corporation.  As described elsewhere, it is anticipated that the Company will purchase loan portfolios from Epic and Gateway and computer software applications from Gateway.  In connection with such transactions, the Company intends to issue a substantial number of shares of Common Stock of the Company, estimated to represent approximately 77.8% of the total outstanding Common Stock of the Company, which would have the effect of diluting any current shareholders and investors in this offering who elect to convert their Notes into shares of Common Stock.  Currently, the Company does not have enough authorized Common Stock to consummate either transaction and will require the approval of current shareholders in order to increase the authorized capitalization of the Company or effect a reverse stock-split.  Furthermore, the approval of Epic and Gateway shareholders may be required before the Company could proceed with those transactions.

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

(b)        Reports on Form 8-K:

            A report on Form 8-K was filed on June 13, 2003 reporting a change in the Company’s auditors.

Item 14.          CONTROLS AND PROCEDURES

            (a)        Evaluation of Disclosure Controls and Procedures.  Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this annual Report.  Based on that evaluation, the principal executive officer and principal financial officer has concluded that ACT’s disclosure controls and procedures are effective to ensure that material information relating to ACT is made known to such officer by others within ACT, particularly during the period this annual Report was prepared, in order to allow timely decisions regarding required disclosure.

            (b)        Changes in Internal Controls.  There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Aggregate fees billed, including out-of-pocket expenses, for professional services rendered by Hein + Associates LLP in connection with the audit of the Company’s financial statements as of and for the year ended June 30, 2002 and the reviews of the Company’s quarterly unaudited condensed interim financial statements during 2002 were $22,000.  The fee disclosed above includes the audit of the Company’s financial statements for the years ended June 30, 1990 through June 30, 2002, which was conducted in connection with the Company’s reorganization.  As disclosed elsewhere, the Company ceased conducting business activities in December 1990 and therefore did not have any audited financial statements prepared since that date.  Other than the fees disclosed above, the principal accountant did not bill the Company for any audit-related fees, tax fees or other fees.  The Company does not currently have an audit committee.
INDEX TO FINANCIAL STATEMENTS

PAGE

Independent Auditor’s Report.......................................................................................	F-2

Balance Sheets– As of June 30, 1990 through 2002...........................................................	F-3

Statements of Operations – Years Ended June 30, 1990 through 2002 and Cumulative from July 1, 1991 through June 30, 2002........................................................................	F-4

Statements of Changes in Stockholders’ Equity – Years Ended June 30, 1990 through 2002...............................................................................................................	F-5
Statement of Changes in Cash Flows – Years Ended June 30, 1990 through 2002 and Cumulative from July 1, 1991 through June 30, 2002......................................................	F-6

Notes to Financial Statements........................................................................................	F-7

INDEPENDENT AUDITOR’S REPORT

The Board of Directors of
Advanced Cellular Technology, Inc.
Briskane, California

We have audited the accompanying balance sheets of Advanced Cellular Technology, Inc. (a development stage enterprise) as of the end of each fiscal year for the period from June 30, 1990 to June 30, 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the thirteen years in the period ended June 30, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Cellular Technology, Inc. as of the end of each fiscal year for the period June 30, 1990 to June 30, 2002, and the results of its operations and its cash flows for each of the thirteen years in the period ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis, which anticipates the realization of assets and liquidation of liabilities in the normal course of business.  As discussed in Note 2, the Company has no revenue generating assets and no current cash flow from operations; therefore, there is substantial doubt about the Company’s ability to continue operations as a going concern.  Management plans are also discussed in Note 2.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue operations as a going concern.

HEIN + ASSOCIATES LLP

Denver, Colorado
January 14, 2003

ADVANCED CELLULAR TECHNOLOGY, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
AS OF JUNE 30

	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992	1991	1990
ASSETS
Current Assets:
Cash	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ 65	$ 255	$ 984	$ 17,253
Current assets of discontinued operations, net	–	–	–	–	–	–	–	–	–	–	–	–	46,780
Total current assets	–	–	–	–	–	–	–	–	–	65	255	984	64,033

Long-Term Assets of Discontinued Operations:
Property and equipment, net	–	–	–	–	–	–	–	–	–	–	–	–	23,125
Other	–	–	–	–	–	–	–	–	–	–	–	–	–
	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ 65	$ 255	$ 984	$ 87,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 5,580	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –

Current Liabilities, Discontinued Operations:
Accounts payable	–	–	–	–	–	–	–	16,622	16,622	16,622	16,622	16,622	20,039
Note payable	12,000	12,000	12,000	12,000	12,000	12,000	12,000	12,000	12,000	12,000	12,000	12,000	12,000
Accrued liabilities	31,792	29,551	27,311	25,071	22,831	20,591	18,351	16,111	13,871	11,696	9,456	7,217	5,028
Total current liabilities	49,372	41,551	39,311	37,071	34,831	32,591	30,351	44,733	42,493	40,318	38,078	35,839	37,067
Commitments and Contingencies (Notes 2 and 5)
Stockholders’ Equity:
Common stock, no par value; authorized 100,000,000 shares, issued and outstanding 29,158,809 shares	2,526,378	2,526,378	2,526,378	2,526,378	2,526,378	2,526,378	2,526,378	2,526,378	2,526,378	2,526,378	2,526,378	2,526,378	2,526,378
Accumulated deficit	(2,561,233)	(2,561,233)	(2,561,233)	(2,561,233)	(2,561,233)	(2,561,233)	(2,561,233)	(2,561,233)	(2,561,233)	(2,561,233)	(2,561,233)	(2,561,233)	(2,476,287)
Deficit accumulated in the development stage	(14,517)	(6,696)	(4,456)	(2,216)	24	2,264	4,504	(9,878)	(7,638)	(5,398)	(2,968)	–	–

Total Stockholders’ Equity	(49,372)	(41,551)	(39,311)	(37,071)	(34,831)	(32,591)	(30,351)	(44,733)	(42,493)	(40,253)	(37,823)	(34,855)	50,091
	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ 65	$ 255	$ 984	$ 87,158

The accompanying notes are an integral part of these financial statements.

ADVANCED CELLULAR TECHNOLOGY, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30

	Cumulative Operations During the Development Stage	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992	1991	1990

Net Sales	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –

Expenses:
General and administrative	15,299	6,381	800	800	800	800	800	800	800	800	990	1,528	3,994	2,840

Loss Before Discontinued Operations:	(15,299)	(6,381)	(800)	(800)	(800)	(800)	(800)	(800)	(800)	(800)	(990)	(1,528)	(3,994)	(2,840)
Loss from discontinued operations	782	(1,440)	(1,440)	(1,440)	(1,440)	(1,440)	(1,440)	15,182	(1,440)	(1,440)	(1,440)	(1,440)	(80,952)	(167,810)

Net Loss	$ (14,517)	$ (7,821)	$ (2,240)	$ (2,240)	$ (2,240)	$ (2,240)	$ (2,240)	$ 14,382	$ (2,240)	$ (2,240)	$ (2,430)	$ (2,968)	$ (84,946)	$ (170,650)

Loss, per share before discontinued operations	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –
Discontinued operations	–	–	–	–	–	–	–	–	–	–	–	–	–	–

Net Loss, per share	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –

Weighted Average Shares Outstanding, basic and diluted		29,158,809	29,158,809	29,158,809	29,158,809	29,158,809	29,158,809	29,158,809	29,158,809	29,158,809	29,158,809	29,158,809	29,158,809	35,025,561

The accompanying notes are an integral part of these financial statements.

                                           ADVANCED CELLULAR TECHNOLOGY, INC.
                                                     (A Development Stage Enterprise)
                            STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
                                        YEARS ENDED JUNE 30, 1990 THROUGH 2002

	Common Stock		Accumulated Deficit	Accumulated Deficit during the Development Stage	Total

Balance, July 1, 1989	52,625,657	$ 2,658,545	$ (2,305,637)	$ –	$ 352,908
Stock received for rescission of Serra	(23,466,848)	(140,867)	–	–	(140,867)
Capital contribution	–	8,700	–	–	8,700
Net loss	–	–	(170,650)	–	(170,650)
Balance, June 30, 1990	29,158,809	2,526,378	(2,476,287)	–	50,091
Net loss	–	–	(84,946)	–	(84,946)
Balance, June 30, 1991	29,158,809	2,526,378	(2,561,233)	–	(34,855)
Net loss	–	–	–	(2,968)	(2,968)
Balance, June 30, 1992	29,158,809	2,526,378	(2,561,233)	(2,968)	(37,823)
Net loss	–	–	–	(2,430)	(2,430)
Balance, June 30, 1993	29,158,809	2,526,378	(2,561,233)	(5,398)	(40,253)
Net loss	–	–	–	(2,240)	(2,240)
Balance, June 30, 1994	29,158,809	2,526,378	(2,561,233)	(7,638)	(42,493)
Net loss	–	–	–	(2,240)	(2,240)
Balance, June 30, 1995	29,158,809	2,526,378	(2,561,233)	(9,878)	(44,733)
Net loss	–	–	–	14,382	14,382
Balance, June 30, 1996	29,158,809	2,526,378	(2,561,233)	4,504	(30,351)
Net loss	–	–	–	(2,240)	(2,240)
Balance, June 30, 1997	29,158,809	2,526,378	(2,561,233)	2,264	(32,591)
Net loss	–	–	–	(2,240)	(2,240)
Balance, June 30, 1998	29,158,809	2,526,378	(2,561,233)	24	(34,831)
Net loss	–	–	–	(2,240)	(2,240)
Balance, June 30, 1999	29,158,809	2,526,378	(2,561,233)	(2,216)	(37,071)
Net loss	–	–	–	(2,240)	(2,240)
Balance, June 30, 2000	29,158,809	2,526,378	(2,561,233)	(4,456)	(39,311)
Net loss	–	–	–	(2,240)	(2,240)
Balance, June 30, 2001	29,158,809	2,526,378	(2,561,233)	(6,696)	(41,551)
Net loss	–	–	–	(7,821)	(7,821)
Balance, June 30, 2002	29,158,809	$ 2,526,378	$ (2,561,233)	$ (14,517)	$ (49,372)

The accompanying notes are an integral part of these financial statements.

ADVANCED CELLULAR TECHNOLOGY, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30

	Cumulative During the Development Stage	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992	1991	1990

Loss Before Discontinued Operations	$ (15,299)	$ (6,381)	$ (800)	$ (800)	$ (800)	$ (800)	$ (800)	$ (800)	$ (800)	$ (800)	$ (990)	$ (1,528)	$ (3,994)	$ (2,840)
Increase in Accounts Payable	5,580	5,580	–	–	–	–	–	–	–	–	–	–	–	–
Loss From Discontinued Operations	782	(1,440)	(1,440)	(1,440)	(1,440)	(1,440)	(1,440)	15,182	(1,440)	(1,440)	(1,440)	(1,440)	(80,952)	(167,810)
Changes in Discontinued Operations Not Requiring Working Capital:
Depreciation and impairment	–	–	–	–	–	–	–	–	–	–	–	–	23,125	9,620
Write off of inventory	–	–	–	–	–	–	–	–	–	–	–	–	–	(183,746)
Write off of accounts payable	(16,622)	–	–	–	–	–	–	(16,622)	–	–	–	–	–	–
Bad expense	–	–	–	–	–	–	–	–	–	–	–	–	33,690	–

Change in Current Assets of discontinued operations	–	–	–	–	–	–	–	–	–	–	–	–	13,090	452,436
Change in Current Liabilities of discontinued operations	24,575	2,241	2,240	2,240	2,240	2,240	2,240	2,240	2,240	2,175	2,240	2,239	(1,228)	(117,591)
Net Cash Used in Operations and Discontinued Operations	(984)	–	–	–	–	–	–	–	–	(65)	(190)	(729)	(16,269)	(9,931)
Cash Flow From Investment Activities	–	–	–	–	–	–	–	–	–	–	–	–	–	–
Cash Flow From Financing Activities	–	–	–	–	–	–	–	–	–	–	–	–	–	–
Change in Cash	(984)	–	–	–	–	–	–	–	–	(65)	(190)	(729)	(16,269)	(9,931)
Cash,at beginning of period	$ 984	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ 65	$ 255	$ 984	$ 17,253	$ 27,184
Cash,at end of period	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ –	$ 65	$ 255	$ 984	$ 17,253
Non-Cash Transactions:
Rescission of Serra	–	–	–	–	–	–	–	–	–	–	–	–	–	$ 139,879
Forgiveness of Notes Payable	–	–	–	–	–	–	–	–	–	–	–	–	–	$ 8,700
Cash Paid for Interest	–	–	–	–	–	–	–	–	–	–	–	–	–	$ –
Cash Paid for Taxes	–	–	–	–	–	–	–	–	–	–	–	–	–	$ 1,231

The accompanying notes are an integral part of these financial statements.

ADVANCED CELLULAR TECHNOLOGY, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Organization– The Company was formed as a Transcontinental Printing Corporation in 1981 to develop and market cellular mobile telephone control units.  The present name of Advanced Cellular Technology, Inc. was adopted in 1983.

In September 1988, the Company acquired all of the issued and outstanding shares of Serra Communications, Inc. (“Serra”), a reseller of PBX communication equipment for 27,533,848 shares of the Company’s common stock, as approved by a majority of the Company’s shareholders.  The operations of Serra and the Company have been consolidated in 1988.  In October 1989, this transaction was rescinded (see Note 8).

The Company substantially ceased operations during 1991 and has been inactive since July 1, 1991.  The Company, therefore, became a development stage enterprise and losses since that date have been recorded as deficit accumulated during the development stage.  Activities of the Company prior to this date have been reflected as discontinued operations.

Subsequent to June 30, 2002, the Company has raised additional funds, primarily through a private placement of notes and has commenced limited lending activities of non-prime consumer installment contracts (see Notes 2 and 9).

Property and Equipment– Property and equipment are stated at cost.  Depreciation is computed using the straight-line method.  When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations as incurred; significant renewals and betterments are capitalized.

Revenue Recognition– Sales and earnings are recognized upon shipment of products to each customer. Such revenue, however, is recorded within discontinued operations.

Loss per Share– The loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128).  Basic EPS is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Loss per share for 1990 does not include the effect of options outstanding for 375,000 shares of stock because the effect would be antidilutive.  There were no options outstanding or other potential common stock outstanding in the years 1991 through 2002.

2.	Continued Operations:

The Company is in the development stage and has no revenue producing assets nor cash flow from operations. Management intends to begin operations in December 2002 as a specialty finance company, focusing on higher credit risk loans, generally financing purchases of used vehicles.

ADVANCED CELLULAR TECHNOLOGY, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Continuation of the Company is dependent upon raising additional capital and ultimately, achieving net profits and positive cash flow from operations.  Management is actively seeking additional capital (see Note 9) and potential merger candidates, however, the ultimate success of these efforts are unknown.

Should the Company be unable to successfully accomplish the above objectives, it will not be able to continue operations.  The financial statements do not include any adjustments should the Company be unable to continue operations.

3.	Discontinued Operations:

Prior to July 1, 1991, the Company was a manufacturer of and reseller of cellular phones throughout the United States.  These operations substantially ceased during fiscal 1991.  Discontinued operations include the following assets:

Inventories– At June 30, 1990, due to changes in technology and lack of sales, the Company recorded an impairment of approximately $184,000, to reduce inventories to a nominal amount, which approximated their net estimated realizable value.

Property and Equipment– Property and equipment consists of the following in 1990. Subsequent to fiscal 1990, the assets were either abandoned or sold for nominal value.

1990

Equipment and tooling	$ 200,535
Furniture and fixtures	79,370
Less accumulated depreciation	(256,780)
$ 23,125

Depreciation in the amount of approximately $10,000 has been charged to operations for the years ended June 30, 1990 and 1991. The balance was fully impaired in 1991.

Payables– In 1996, the Company wrote-off payables of $16,622 related to discontinued operations as a result of exceeding the California statute of limitations in connection with such liabilities.  The Company has not received any claims for payment on these past payables and believes it is remote that any future claims will be made.

Revenues– Revenues of discontinued operations, included in the loss from discontinued operations, were $0 and $411,000 in fiscal 1991 and 1990, respectively.

ADVANCED CELLULAR TECHNOLOGY, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

4.	Debt:

Debt consists of a 12% convertible debenture dated May 1987, which is in default.  The note is convertible to common stock at $.05 per share.  Interest expense related to this debt is included in discontinued operations.  No formal claims for payment have been made on this outstanding debt.

5.	Commitments and Contingences:

SEC Filings– The Company is delinquent in various filings with the Securities and Exchange Commission (SEC).  The Company is in the process of bringing such delinquent filings current.  Such filings, including the accompanying financial statements, will be subject to review and comment by the SEC.

License Fee– The Company has entered into an informal license agreement with Gateway Credit Holdings, Inc. (“Gateway”), a company with a common officer and shareholder, to pay Gateway a fee of $150 per funded receivable contract for use of Gateway’s computer systems and software in qualifying prospects.  This license agreement is subject to change based on the execution of a formal agreement between the companies.

6.	Stockholders’ Equity:

Equity Transactions– During fiscal 1990, the Company rescinded the merger with Serra (see Note 7).  As a result, 23,466,848 shares of common stock were returned to the Company.  As of June 30, 1990, the father of an officer/director contributed a non-interest bearing note payable of $8,700 to the Company.  This amount is reflected as a capital contribution.

Stock Option Plan– In 1984, the stockholders approved the Company’s 1984 Stock Option Plan (the “Plan”).  Under the Plan, options to purchase up to 2,269,000 shares of the Company’s common stock could be granted to employees, officers, directors, and consultants of the Company and of its affiliates.  The Plan provided that the option price by the fair market value of the stock at the date of grant as determined by the Board of Directors.  Options granted become exercisable and expire as determined by the Board of Directors.

ADVANCED CELLULAR TECHNOLOGY, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

            The following is a summary of the transactions under the Plan:

	Number of Shares Under Options	Weighted Average Option Price Per Share

Balance, June 30, 1989	375,000	$ .025
Options granted	–
Options exercised	–

Balance, June 30, 1990	375,000	$ .025

Options terminated	(375,000)	$ .025

Balance, June 30, 1991	–	$ –

These options are exercisable one year after the date of grant and expire five years after the date of the grant.  All options as of June 30, 1990 expired without exercise upon termination of the employee, who held the option.  The plan expired in 1994.

7.	Income Taxes:

As of June 30, 2002, the Company has net operating loss carryforwards available to offset future Federal taxable income of approximately $305,000, which expire at various dates through 2021.  The availability of those losses to offset future income may be limited pursuant to Internal Revenue Code Section 382 if the Company successfully completes a merger or otherwise issues significant additional common shares.

The difference between the expected tax rate and the zero benefit recorded is as a result of the valuation allowance offsetting the expected tax benefit in all years.  The Company has a deferred tax asset for operating loss carryforwards of approximately $104,000 as of June 30, 2002, which has been fully reserved due to uncertainty of utilization.  The change in the valuation allowances is solely caused by the net loss of each year.

8.	Serra Acquisition/Rescission:

On September 30, 1988, the Company acquired all of the issued and outstanding shares of Serra Communications, Inc. (“Serra”), a reseller of PBX communication equipment for 27,533,848 shares of the Company’s common stock.  This exchange was approved by a majority of the Company’s shareholders at its 1988 annual meeting on September 29, 1988.  The operations of Serra had been consolidated with the Company’s as of October 1, 1988.

ADVANCED CELLULAR TECHNOLOGY, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

In October 1989, the Company rescinded the Serra merger due to prior problems with Serra’s management. Law enforcement agencies brought criminal action against a former officer of Serra for purchasing stolen merchandise during a period prior to the merger with the Company.  Company’s current management understands this former officer of Serra was subsequently convicted.  Company’s management was not aware of this problem at the time of the merger.  The Company, along with appropriate authorities, have investigated the activities of Serra during the period it was owned by the Company and determined that these prior illegal transactions had no effect on the financial results reported by the Company.  When the Company discovered the problem, they entered into an agreement to rescind the merger with Serra.  The net assets of Serra distributed to the Serra shareholders upon the dissolution had a cost basis of $141,000, which approximated the fair market value of the shares received.  The Serra shareholders were allowed to retain 4,067,000 shares based on the earnings of Serra, while the two companies operated together, which were retained by the Company.

9.	Subsequent Events(unaudited):

In January 2003, the Company raised $135,000 pursuant to a private placement of unsecured convertible notes.  In connection with this offering, the Company paid the placement agent approximately $20,000, which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and are due November 1, 2003.  The notes are convertible into common stock at $.005 per share, which management estimates is the current market value of the shares.

The Company also received advances of approximately $26,000 from affiliated entities.  These advances were repaid from proceeds of the note offering.  The Company has negotiated a $1,000,000 line of credit with a bank.  The terms of this line of credit are interest at the greater of 11.25% or 7% over prime.  Advances under the line are subject to 80% of the Company’s eligible receivables.

The Company has executed non-binding letters of intent to acquire loan portfolios of Gateway and Epic Financial Services (“Epic”).  An officer of Epic has subsequently become an officer of the Company.  These letters of intent are subject to various conditions, including execution of formal agreements.

Upon refiling with the State of California on payment of past state taxes, the Company was only obligated to pay a portion of the total accrued amount, which will result in approximately $8,000 being recorded as other income in fiscal 2003.

An investment banking firm has received 1,000,000 shares of common stock.  Of these shares, 158,809 came directly from the Company’s president and 841,191 were issued by the Company.  Under this agreement, the Company has paid $25,000 to the investment banking firm.  The agreement expired in March 2003, however, the Company continues to have discussions with the investment banking firm.

Subject to a shareholder vote, the Company intends to change its name to Gateway Acceptance Corporation, do a reverse stock split of 100 to 1, change the domicle of the corporation from California to Colorado and increase the authorized capital.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CELLULAR TECHNOLOGY, INC.

Date: June 13, 2003	By: /s/ DEAN ANTONIS
Dean Antonis
President, Treasurer and Director

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Dean Antonis	President, Treasurer and Director	June 13, 2003
Dean Antonis

/s/ Divina Viray	Secretary and Director	June 13, 2003
Divina Viray

/s/ Robert Vaughan	Director	June 13, 2003
Robert Vaughan

CERTIFICATIONS

            I, Dean Antonis, certify that:

            1)   I have reviewed this annual report on Form 10-KSB of Advanced Cellular Technology, Inc.;

            2)   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3)   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Advanced Cellular Technology, Inc. as of, and for, the periods presented in this annual report;

            4)   Advanced Cellular Technology, Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Advanced Cellular Technology, Inc. and have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to Advanced Cellular Technology, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Evaluated the effectiveness of Advanced Cellular Technology, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5)   Advanced Cellular Technology, Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation, to Advanced Cellular Technology, Inc.’s auditors and the audit committee of Advanced Cellular Technology, Inc.’s board of directors (or persons performing the equivalent functions):

a)   All significant deficiencies in the design or operation of internal controls which could adversely affect Advanced Cellular Technology, Inc.’s ability to record, process, summarize and report financial data and have identified for Advanced Cellular Technology, Inc.’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Advanced Cellular Technology, Inc.’s internal controls; and

            6)   Advanced Cellular Technology, Inc.’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Dean Antonis
 Dean Antonis
Title:  President
Date:  June 13, 2003

CERTIFICATIONS

            I, Dean Antonis, certify that:

            1)   I have reviewed this annual report on Form 10-KSB of Advanced Cellular Technology, Inc.;

            2)    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3)   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Advanced Cellular Technology, Inc.as of, and for, the periods presented in this annual report;

            4)    Advanced Cellular Technology, Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Advanced Cellular Technology, Inc.and have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to Advanced Cellular Technology, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Evaluated the effectiveness of Advanced Cellular Technology, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5)    Advanced Cellular Technology, Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation, to Advanced Cellular Technology, Inc.’s auditors and the audit committee of Advanced Cellular Technology, Inc.’s board of directors (or persons performing the equivalent functions):

a)   All significant deficiencies in the design or operation of internal controls which could adversely affect Advanced Cellular Technology, Inc.’s ability to record, process, summarize and report financial data and have identified for Advanced Cellular Technology, Inc.’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Advanced Cellular Technology, Inc.’s internal controls; and

            6)    Advanced Cellular Technology, Inc.’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Dean Antonis
 Dean Antonis
Title:  Treasurer
Date:  June 13, 2003