Form 10KSB
period 1991-06-30
ADVANCED CELLULAR TECHNOLOGY INC
filed 2003-06-17
CIK 726747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:  June 30, 1991
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