Form 10QSB
period 2002-09-30
ADVANCED CELLULAR TECHNOLOGY INC
filed 2003-09-05
CIK 726747

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________
Commission File No. 0-11582

ADVANCED CELLULAR TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in its Charter)
California	94-2915849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2755 Campus Drive, Suite 155 San Mateo, CA 94403
(Address of principal executive offices, including zip code)
(650) 377-4381
(Registrant’s telephone number, including area code)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes          No   X

       Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2002

Common stock, no par value	29,158,809

ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) TABLE OF CONTENTS

		PAGE

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – September 30, 2002..................................................................	3

	Statements of Operations – Three Months ended September 30, 2002 and 2001, and Cumulative Operations During the Development Stage.............................................................................	4

	Statements of Cash Flows – Three Months Ended September 30, 2002 and 2001, and Cumulative Operations During the Development Stage.............................................................................	5

	Notes to Financial Statements..............................................................................	6 - 10

Item 2.	Plan of Operation................................................................................................	11 - 13

Item 3.	Controls and Procedures.....................................................................................	14

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings...............................................................................................	15

Item 2.	Changes in Securities and Use of Proceeds..........................................................	15

Item 3.	Default Upon Senior Securities............................................................................	16

Item 4.	Submission of Matters to a Vote of Security Holders...........................................	16

Item 5.	Other Information................................................................................................	16

Item 6.	Exhibits and Reports on Form 8-K......................................................................	16

	Signatures...........................................................................................................	18

PART I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED CELLULAR TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS	September 30, 2002 (Unaudited)

CURRENT ASSETS:
Cash	$ 27
Total current assets	$ 27

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$ 15,116
Notes payable – related party	200
Notes payable	12,000
Accrued liabilities	32,152
Total current liabilities	59,468

STOCKHOLDERS’ DEFICIENCY:
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 29,158,809	2,526,378

Accumulated deficit	(2,561,233)
Deficit accumulated in the development stage	(24,586)
TOTAL STOCKHOLDERS’ DEFICIENCY	(59,441)

Total liabilities and stockholders’ deficiency	$ 27

See Accompanying Notes to Financial Statements.

ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Cumulative Operations During the Development Stage

	2002	2001

Revenue:
Interest and other finance revenue	$ -	$ -	$ -

Expenses:
General and administrative	9,709	200	25,008

Operating Loss:	(9,709)	(200)	(25,008)

Interest Expense:	(360)	(360)	(16,200)

Loss from continuing operations:	(10,069)	(560)	(41,208)

Income from discontinued operations:	-	-	16,622

Net Loss	$ (10,069)	$ (560)	$ (24,586)

Loss, per share before discontinued operations	$ -	$ -	$ -
Discontinued operations	-	-	-

Loss per share, basic and diluted	$ -	$ -	$ -

Weighted Average Shares Outstanding, basic and diluted	29,158,809	29,158,809	29,158,809

See Accompanying Notes to Financial Statements.

ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended Sept. 30,		Cumulative Operations During the Development
	2002	2001	Stage
Cash flow from operating activities
Net Loss from continuing operations	$ (10,069)	$ (560)	$ (41,208)

Adjustments to Reconcile Net Loss To Net Cash Provided By (Used In) Operating Activities

Changes in Assets and Liabilities
Increase in accounts payable	9,536	-	15,116
Increase in accrued liabilities	360	560	24,935

Net cash provided by (used in) continuing operations	(173)	-	(1,157)
Net cash provided by (used in) discontinued operations	-	-	-
Net Cash Flows Provided By (Used In) Operating Activities	(173)	-	(1,157)

Cash flow from investing activities	-	-	-

Cash flow from financing activities
Advances from related party	200	-	200

Increase (Decrease) in Cash and Cash Equivalents	27	-	(957)

Cash and Cash Equivalents, Beginning of Period	-	-	984

Cash and Cash Equivalents, End of Period	$ 27	$ -	$ 27

Supplemental information on non-cash transactions:
Rescission of Serra	-	-	$ 139,879
Forgiveness of notes payable – treated as a capital contribution	-	-	$ 8,700
Write off accounts payable-discontinued operations	-	-	$ 16,622
Cash paid for interest	-	-	$ -
Cash paid for income taxes	-	-	$ 1,231

See Accompanying Notes to Financial Statements.

ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS (Unaudited)

____________________________________________________________________________________________

1.	Statement of Information Furnished:

The accompanying unaudited financial statements of Advanced Cellular Technology, Inc. (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results may differ from these estimates.  The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending June 30, 2003.  These financial statements should be read in conjunction with the Plan of Operations and financial statements and notes thereto as of and for the year ended June 30, 2002, filed with the Company's Annual Report on Form 10-KSB.

Certain accounts from prior years have been reclassified to conform to the current period’s presentation.  These changes had no effect on previously reported results of operations or total stockholders’ equity.

2.	Organization and Summary of Significant Accounting Policies:

Organization– The Company was formed as a Transcontinental Printing Corporation in 1981 to develop and market cellular mobile telephone control units.  The present name of Advanced Cellular Technology, Inc. was adopted in 1983.

In September 1988, the Company acquired all of the issued and outstanding shares of Serra Communications, Inc. (“Serra”), a reseller of PBX communication equipment for 27,533,848 shares of the Company’s common stock, as approved by a majority of the Company’s shareholders.  The operations of Serra and the Company have been consolidated in 1988.  In October 1989, this transaction was rescinded (see Note 9).

The Company substantially ceased operations during 1991 and has been inactive since July 1, 1991.  The Company, therefore, became a development stage enterprise and losses since that date have been recorded as deficit accumulated during the development stage.  Subsequent to June 30, 2002, the Company has raised additional funds, primarily through a private placement of notes and has commenced limited lending activities of non-prime consumer installment contracts (see Notes 3 and 10).

Property and Equipment– Property and equipment are stated at cost.  Depreciation is computed using the straight-line method.  When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations as incurred; significant renewals and betterments are capitalized.

Revenue Recognition-- Interest income from installment sales contracts is recognized using the interest method.  Loan origination service fees and certain direct costs, if applicable, are capitalized and recognized as an adjustment of the yield of the related loan using the interest method.  Accrual of interest income and accretion of unearned purchase discounts, if applicable, continue until installment contracts are collected in full, become 60 days delinquent, or are charged-off.

The portion of the discount arising from purchases of installment contracts receivable which is not considered to be a nonrefundable reserve for credit losses is recorded as an unearned discount.  Unearned discounts are deferred and accreted to income using the interest method over the contractual life of the related receivables.  The Company periodically reassesses the amount of contract purchase discount accreted to interest income to reflect changes in delinquency and charge-off experience.

Loss Per Share– Basic earnings or loss per share is calculated by dividing the loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the periods presented.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  There were no options outstanding or other potential common stock outstanding for the periods presented.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic loss per share.

3.	Continued Operations and Going Concern:

The Company is in the development stage and has no revenue producing assets nor cash flow from operations. Management intends to begin operations in December 2002 as a specialty finance company, focusing on higher credit risk loans, generally financing purchases of used vehicles.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Continuation of the Company is dependent upon raising additional capital and ultimately, achieving net profits and positive cash flow from operations.  To meet these objectives, management is actively seeking additional capital (see Note 10) and potential merger candidates, however, the ultimate success of these efforts are unknown.

Should the Company be unable to successfully accomplish the above objectives, it will not be able to continue operations.  The financial statements do not include any adjustments should the Company be unable to continue operations.

4.	Discontinued Operations:

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

5.	Notes Payable:

Notes payable consists of two 12% convertible debentures dated May 1987, which are in default.  The notes are convertible to common stock at $0.05 per share.  No formal claims for payment have been made on this outstanding debt.  Accrued interest on this debt is approximately $19,500.

6.	Commitments and Contingences:

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

7.	Stockholders’ Equity:

Equity Transactions– During fiscal 1990, the Company rescinded the merger with Serra (see Note 9).  As a result, 23,466,848 shares of common stock were returned to the Company.  As of June 30, 1990, the father of an officer/director contributed a non-interest bearing note payable of $8,700 to the Company.  This amount is reflected as a capital contribution.

Stock Option Plan– In 1984, the stockholders approved the Company’s 1984 Stock Option Plan (the “Plan”).  Under the Plan, options to purchase up to 2,269,000 shares of the Company’s common stock can be granted to employees, officers, directors, and consultants of the Company and of its affiliates.  The Plan provided that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors.  Options granted become exercisable and expire as determined by the Board of Directors.

The following is a summary of the transactions under the Plan:

	Number of Shares Under Options	Weighted Average Option Price Per Share
	1990	1990

Balance, beginning of year	375,000	$ .025
Options granted	–
Options terminated	(375,000)	.025
Options exercised	–

Balance, end of year	–

These options are exercisable one year after the date of grant and expire five years after the date of the grant.  All options as of June 30, 1990 expired without exercise upon termination of the employee, who held the option.  The plan expired in 1994.

8.	Income Taxes:

As of June 30, 2002, the Company has net operating loss carryforwards available to offset future Federal taxable income of approximately $305,000, which expire at various dates through 2021.  The availability of those losses to offset future income may be limited if the Company successfully completes a merger or otherwise issues significant additional common shares pursuant to Internal Revenue Code Section 382.

The difference between the expected tax rate and the zero benefit recorded is a result of the valuation allowance offsetting the expected tax benefit in all years.  The Company has a deferred tax asset for operating loss carryforwards of approximately $104,000 as of June 30, 2002, which has been fully reserved due to uncertainty of utilization.  The change in the valuation allowances is solely caused by the net loss of each year.

9.	Serra Acquisition/Rescission:

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

In October 1989, the Company rescinded the Serra merger due to prior problems with Serra’s management. Law enforcement agencies brought criminal action against a former officer of Serra for purchasing stolen merchandise during a period prior to the merger with the Company.  The Company’s current management understands this former officer of Serra was subsequently convicted.  The Company’s management was not aware of this problem at the time of the merger.  The Company, along with appropriate authorities, have investigated the activities of Serra during the period it was owned by the Company and determined that these prior illegal transactions had no effect on the financial results reported by the Company.  When the Company discovered the problem, they entered into an agreement to rescind the merger with Serra.  The net assets of Serra distributed to the Serra shareholders upon the dissolution had a cost basis of $141,000, which approximated the fair market value of the shares received.  The Serra shareholders were allowed to retain 4,067,000 shares based on the earnings of Serra, while the two companies operated together, which were retained by the Company.

10.	Subsequent Events:

During the quarter ended December 31, 2002, the Company received advances of approximately $26,000 from affiliated entities.  These advances were repaid from proceeds of the note offering.  The Company has negotiated a $1,000,000 line of credit with a bank.  The terms of this line of credit are interest at the lesser of 11% or 7% over prime.  Advances under the line are subject to 80% of the Company’s eligible receivables.

The Company has executed non-binding letters of intent to acquire loan portfolios of Gateway and Epic Financial Services (“Epic”).  An officer of Epic has subsequently become an officer of the Company.  These letters of intent are subject to various conditions, including execution of formal agreements.

Upon refiling with the State of California on payment of past state taxes, the Company was only obligated to pay a portion of the total accrued amount, which will result in approximately $6,000 being recorded as other income in fiscal 2003.

In November 2002, the Company entered into an agreement with Brookstreet Securities Corporation (“Brookstreet”), an investment banking firm, to provide corporate financing activities to the Company.  Brookstreet has received 1,000,000 shares of the Company’s common stock. Of these shares, 158,809 came directly from the Company’s President and 841,191 were issued by the Company. Under this agreement, the Company paid a non-refundable advisory fee of $25,000 to Brookstreet.

In January 2003, the Company raised $135,000 pursuant to a private placement of unsecured convertible notes.  In connection with this offering, the Company paid Brookstreet approximately $20,000, which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and are due November 1, 2003.  The notes are convertible into common stock at $.005 per share, which management estimates is the current market value of the shares.

In August 2003, the Company raised an additional $215,000 pursuant to a private placement of unsecured convertible notes.  In connection with this offering, the Company paid Brookstreet approximately $32,250 which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and are due May 1, 2004.  The notes are convertible into common stock at $.005 per share, which management estimates is the current market value of the shares.

Subject to a shareholder vote, the Company intends to change its name to Auto Underwriters of America, Inc., do a reverse stock split of 100 to 1, increase the authorized capital and change the domicile of the corporation from California to Colorado.

ITEM 2.          PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

       This form 10-QSB for the quarter ended September 30, 2002 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, growth strategies, anticipated trends in the Company’s business and future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, many of which are beyond its control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	The creditworthiness of contract obligors;
•	Economic factors affecting delinquencies;
•	The Company’s ability to retain and attract experienced and knowledgeable personnel;
•	The Company’s ability to purchase installment sales contacts; and
•	The Company’s ability to compete in the consumer finance industry.

       In addition, the words “believe,” “may,” “will,” “estimate,” “continue,” “ anticipate,” “intend,” “expect,” and similar expressions, as they relate to the Company, its business or its management, are intended to identify forward-looking statements.

       The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-QSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-QSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Overview

       Advanced Cellular Technology, Inc. is a publicly held company that was previously engaged in the business of developing, assembling, marketing and selling cellular mobile telephones and peripheral products.  For all practical purposes, the Company ceased operations in December 1990 due to extensive competition in the wireless communication industry and lack of capital to fund continued operations. The Company is currently reorganizing and instituting new management headed by the Company’s original founder, Dean Antonis.  Once reorganized, the Company intends to become a non-prime, automobile finance company that will use advanced software, including the internet, to engage in the purchasing and servicing of non-prime installment sales contracts (“Installment Contracts”) originated by automobile dealers in the sale of new and used automobiles.  The Company will acquire directly or through intermediaries Installment Contracts originated by automobile dealers in connection with their sale of new and used automobiles, vans, SUVs and light duty trucks to borrowers with limited credit histories or past credit problems (“Non-prime Consumers”).  To achieve an acceptable rate of return and provide adequate protection from excessive credit risks, Installment Contracts will be purchased from dealers at a discount to the remaining principal balance.

       As part of the Company’s reorganization, the Company will seek additional financing from public and private sources.  To facilitate this financing, the Company believes it is essential to regain its public status and obtain a listing on a recognized trading exchange.  Accordingly it is filing annual and other reports as are required by the Securities and Exchange Act of 1934.  In addition, the Company intends to hold an annual meeting of shareholders in the upcoming fiscal year to approve the election of directors, change its name to Auto Underwriters of America, Inc., change the domicile of the corporation from California to Colorado, increase the authorized capital of the Company and effectuate a reverse stock split.

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

       Other than the activity described in this report, including the information disclosed in the notes to the financial statements and Part II of this report, the Company has engaged in very little business activity and has not hired any employees.  The Company estimates that it can satisfy its cash requirements in the next twelve (12) months through revenues from future customer accounts, a bank line of credit, and the proceeds from the offering of unsecured notes to accredited investors.

ITEM 3.          CONTROLS AND PROCEDURES

       The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15 under supervision and with the participation of its principal executive officer and principal financial officer, as of August 31, 2003.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.  No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.  The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

PART II.         OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company did not sell any equity securities during the quarter ended September 30, 2002.  However, in January 2003 and August 2003, the Company offered and sold 9.25% unsecured convertible promissory notes (the “Notes”) pursuant to a Private Placement Memorandum dated November 20, 2002 and a Supplement dated May 30, 2003.  The Company sold a total of $350,000 worth of Notes to seventeen (17) accredited investors.   The Notes were offered on a “best efforts” basis on behalf of the Company by Brookstreet Securities Corporation, a NASD licensed broker-dealer (“Brookstreet”).  Brookstreet received a sales commission of ten percent (10%) and a non-accountable expense allowance of five percent (5%).  The offering was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder.  No general or public solicitation or advertising was employed in the offering.

The Notes are an unsecured general obligation of the Company, limited in aggregate principal amount to $350,000.  The Notes issued pursuant to the Memorandum dated November 20, 2002 mature on November 1, 2003 and the Notes issued pursuant to the Supplement dated May 30, 2003 mature on May 1, 2004.  The Notes bear interest at 9.25% per annum from the date of issuance, payable semi-annually on May 1, 2003 and November 1, 2003 or November 1, 2003 and May 1, 2004, depending upon the issuance date, to the persons in whose names such Notes are issued.  Interest on the Notes will be calculated on the basis of a 360-day year consisting of twelve 30-day months.  To the extent lawful, any installment of interest on the Notes which is not paid when due will accrue interest at the lesser of 18%, compounded quarterly, or the highest lawful rate of interest from the due date until paid.  At any time prior to maturity, any Noteholder has the option to convert all or part of the unpaid principal balance due on the Note into that number of shares of Common Stock of the Company equal to all or such part of the unpaid principal balance of the Note divided by half a cent ($0.005) per share of Common Stock, any such fractional shares to be paid in cash.  Interest due on the Notes is not convertible into Common Stock of the Company.  To exercise the option, a Noteholder must surrender the Note to the Company, accompanied by written notice of Noteholder’s intention to convert the Note into Common Stock, which notice shall set forth the principal amount of the Note, if not the entire unpaid principal balance, to be converted into Common Stock.  Within ten (10) business days of the Company’s receipt of the notice and the Noteholder’s surrender of the Note, the Company will deliver to the Noteholder, shares of Common Stock in the Noteholder’s name.

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

In addition, in February 2003, the Company issued a total of 841,191 shares of its Common Stock to Brookstreet Securities Corporation pursuant to an investment banking agreement between Brookstreet and the Company dated November 4, 2002.  The shares were issued as partial consideration for Brookstreet’s corporate financing activities, including the sale of the Notes described above.  The issuance was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and related state private offering exemptions.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

The Company is currently in default on two 12% convertible debentures dated May 1987.  The notes are convertible to common stock at $0.05 per share.  Accrued interest expense related to this debt is approximately $19,500.  No formal claims for payment have been made on this outstanding debt.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.  However, reports on Form 8-K were filed on June 13, 2003 and July 1, 2003 reporting under Item 4, Change in Registrant’s Certifying Accountants.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CELLULAR TECHNOLOGY, INC.

Date: September 5, 2003	By: /s/ DEAN ANTONIS
Dean Antonis
President and Treasurer