Form 10QSB
period 2002-12-31
ADVANCED CELLULAR TECHNOLOGY INC
filed 2003-09-05
CIK 726747

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002 OR
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

       Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2002

Common stock, no par value	29,158,809

ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) TABLE OF CONTENTS

		PAGE

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – December 31, 2002..................................................................	3

	Statements of Operations – Three and Six Months Ended December 31, 2002 and 2001, and Cumulative Operations During the Development Stage.............................................................................	4

	Statements of Cash Flows – Six Months Ended December 31, 2002 and 2001, and Cumulative Operations During the Development Stage.............................................................................	5

	Notes to Financial Statements..............................................................................	6 - 10

Item 2.	Plan of Operation................................................................................................	11 - 13

Item 3.	Controls and Procedures.....................................................................................	14

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings...............................................................................................	15

Item 2.	Changes in Securities and Use of Proceeds..........................................................	15

Item 3.	Default Upon Senior Securities............................................................................	16

Item 4.	Submission of Matters to a Vote of Security Holders...........................................	16

Item 5.	Other Information................................................................................................	16

Item 6.	Exhibits and Reports on Form 8-K......................................................................	16

	Signatures...........................................................................................................	18

PART I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED CELLULAR TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS	December 31, 2002 (Unaudited)

Assets:
Installment contracts receivable	$ 72,467
Deferred Charges	18,594
Total assets	$ 91,061

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
Bank overdraft	$ 5
Accounts payable	34,359
Loans holding	72,467
Notes payable – related party	25,916
Notes payable	12,000
Accrued liabilities	32,512
Total liabilities	177,259

Stockholders’ deficiency:
Common stock, no par value, 100,000,000 shares
authorized; 29,158,809 shares issued and outstanding	2,526,378
Accumulated deficit	(2,561,233)
Deficit accumulated in the development stage	(51,343)
Total stockholders’ deficiency	(86,198)

Total liabilities and stockholders’ deficiency	$ 91,061

See Accompanying Notes to Financial Statements.

ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)

			Cumulative Operations During The Development Stage

	Three Months Ended December 31, 2002	Six Months Ended December 31, 2002

Revenue:
Interest and other finance revenue	$ -	$ -	$ -

Expenses:
General and administrative	26,397	36,106	(51,405)

Operating Loss:	(26,397)	(36,106)	(51,405)

Interest Expense:	(360)	(720)	(16,560)

Loss from continuing operations:	(26,757)	(36,826)	(67,965)

Income from discontinued operations:	-	-	16,622

Net Loss	$ (26,757)	$ (36,826)	$ (51,343)

Net Loss per share, basic and diluted	$ -	$ -	$ -

Weighted Average Shares
Outstanding, basic and diluted	29,158,809	29,158,809	29,158,809

	Three Months Ended December 31, 2001	Six Months Ended December 31, 2001

Revenue:
Interest and other finance revenue	$ -	$ -

Expenses:
General and administrative	200	400
Operating Loss:	(200)	(400)
Interest Expense	(360)	(720)
Income from discontinued operations:	-	-
Net Loss	$ (560)	$ (1,120)
Net Loss per share, basic and diluted	$ -	$ -
Weighted Average Shares
Outstanding, basic and diluted	29,158,809	29,158,809

See Accompanying Notes to Financial Statements.

ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)

			Cumulative Operations During The Development Stage

	Six Months Ended December 31,
	2002	2001
Cash flow from operating activities
Net Loss from continuing operations	$ (36,826)	$ (1,120)	$ (67,965)

Adjustments to Reconcile Net Loss To Net Cash Provided
By (Used In) Operating Activities
Changes in Assets and Liabilities
Increase in accounts payable	28,779	-	34,359
Increase in accrued liabilities	720	1,120	25,295

Net cash provided by (used in) continuing operations	(7,327)	-	(8,311)
Net cash provided by (used in) discontinued operations	-	-	-
Net Cash Flows Provided By (Used In) Operating Activities	(7,327)	-	(8,311)

Cash flow from investing activities	-	-	-

Cash flow from financing activities
Bank overdraft	5		5
Debt issue costs – net	(18,594)	-	(18,594)
Advances from related party	25,916	-	25,916
Net cash flows provided by financing activities	7,327		7,327

Increase (Decrease) in Cash and Cash Equivalents	-	-	(984)
Cash and Cash Equivalents, Beginning of Period	-	-	984
Cash and Cash Equivalents, End of Period	$ -	$ -	$ -

Supplemental information on non-cash transactions:
Funded installment contracts receivable	$ 72,467	-	$ 72,467
Rescission of Serra	-	-	$ 139,879
Forgiveness of debt-treated as a capital contribution	-	-	$ 8,700
Write off accounts payable-discontinued operations	-	-	$ 16,622
Cash paid for interest	-	-	$ -
Cash paid for income taxes	-	-	$ 1,231

See Accompanying Notes to Financial Statements.
ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS (Unaudited)

____________________________________________________________________________________________

1.	Statement of Information Furnished:

The accompanying unaudited financial statements of Advanced Cellular Technology, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results may differ from these estimates. The results of operations for the three and six month period ended December 31, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending June 30, 2003.  These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto as of and for the year ended June 30, 2002, filed with the Company's Annual Report on Form 10-KSB.

Certain accounts from prior years have been reclassified to conform to the current period's presentation.  These changes had no effect on previously reported results of operations or total stockholders’ equity.

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

Deferred charges– Deferred charges represent direct, incremental costs of issuing the related security and are amortized on the straight-line basis over the life of the security.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Continuation of the Company is dependent upon raising additional capital and ultimately, achieving net profits and positive cash flow from operations.  To meet these objectives, management is actively seeking additional capital (see Note 10) and potential merger candidates, however, the ultimate success of these efforts are unknown.  During 2003, the Company has raised $350,000 pursuant to a private placement of unsecured convertible notes.  In connection with this offering, the Company paid the placement agent approximately $52,000, which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and are convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares.  During the quarter ended December 31, 2002, the Company received advances of approximately $26,000 from affiliated entities.  These advances were repaid from proceeds of the note offering.  The Company has negotiated a $1,000,000 line of credit with a bank.  The terms of this line of credit are interest at the lesser of 11% or 7% over prime.  Advances under the line are subject to 80% of the Company’s eligible receivables.

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

Notes payable consists of a 12% convertible debenture dated May 1987, which is in default.  The note is convertible to common stock at $.05 per share.  No formal claims for payment have been made on this outstanding debt.  Accrued interest on this debt is approximately $19,800.

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

Investment Banking Agreement– In November 2002, the Company entered into an agreement with an investment banking firm (“firm”) to provide corporate financing activities to the Company.  During February 2003, the firm received 1,000,000 shares of the Company’s common stock. Of these shares, 158,809 came directly from the Company’s President and 841,191 were issued by the Company. Under this agreement, the Company paid a non-refundable advisory fee of $25,000 to the investment banking firm.

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

In January 2003, the Company raised $135,000 pursuant to a private placement of unsecured convertible notes.  In connection with this offering, the Company paid Brookstreet Securities Corporation (“Brookstreet”) approximately $20,000, which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and are due November 1, 2003.  The notes are convertible into common stock at $.005 per share, which management estimates is the current market value of the shares.

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

ITEM 2.          PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

       This form 10-QSB for the quarter ended December 31, 2002 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, growth strategies, anticipated trends in the Company’s business and future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on its expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

The Company did not sell any equity securities during the quarter ended December 31, 2002.  However, in January 2003 and August 2003, the Company offered and sold 9.25% unsecured convertible promissory notes (the “Notes”) pursuant to a Private Placement Memorandum dated November 20, 2002 and a Supplement dated May 30, 2003.  The Company sold a total of $350,000 worth of Notes to seventeen (17) accredited investors.  The Notes were offered on a “best efforts” basis on behalf of the Company by Brookstreet Securities Corporation, a NASD licensed broker-dealer (“Brookstreet”).  Brookstreet received a sales commission of ten percent (10%) and a non-accountable expense allowance of five percent (5%).  The offering was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder.  No general or public solicitation or advertising was employed in the offering.

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

The Company is currently in default on two 12% convertible debentures dated May 1987.  The notes are convertible to common stock at $0.05 per share.  Accrued interest expense related to this debt is approximately $19,800.  No formal claims for payment have been made on this outstanding debt.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.  However, reports on Form 8-K were filed on June 13, 2003 and July 1, 2003 reporting under Item 4, Change in Registrant’s Certifying Accountants.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CELLULAR TECHNOLOGY, INC.

Date: September 5, 2003	By: /s/ DEAN ANTONIS
Dean Antonis
President and Treasurer