Form 10QSB
period 2003-03-31
ADVANCED CELLULAR TECHNOLOGY INC
filed 2003-09-05
CIK 726747

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003 OR
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

       Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003

Common stock, no par value	30,000,000

ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) TABLE OF CONTENTS

		PAGE

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – March 31, 2003........................................................................	3

	Statements of Operations – Three Months and Nine Months Ended March 31, 2003 and 2002, and Cumulative Operations During the Development Stage.............................................................................................	4

	Statements of Cash Flows – Nine Months Ended March 31, 2003 and 2002, and Cumulative Operations During the Development Stage.............................................................................................	5

	Notes to Financial Statements..............................................................................	6 - 10

Item 2.	Plan of Operation................................................................................................	11 - 13

Item 3.	Controls and Procedures.....................................................................................	14

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings...............................................................................................	15

Item 2.	Changes in Securities and Use of Proceeds..........................................................	15

Item 3.	Default Upon Senior Securities............................................................................	16

Item 4.	Submission of Matters to a Vote of Security Holders...........................................	16

Item 5.	Other Information................................................................................................	16

Item 6.	Exhibits and Reports on Form 8-K......................................................................	16

	Signatures...........................................................................................................	18

PART I.            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED CELLULAR TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS	March 31, 2003 (Unaudited)

Assets:
Cash and cash equivalents	$ 4,748
Installment contracts receivable	344,081
Deferred charges	33,918
Total assets	$ 382,747

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
Accounts payable	$ 17,258
Loans holding	110,681
Notes payable – related party	213,900
Notes payable	147,000
Accrued liabilities	29,210
Total liabilities	518,049

Stockholders’ deficiency:
Common stock, no par value, 100,000,000 shares
authorized; 30,000,000 shares issued and outstanding	2,501,378
Accumulated deficit	(2,561,233)
Deficit accumulated in the development stage	(75,447)
Total stockholders’ deficiency	(135,302)

Total liabilities and stockholders’ deficiency	$ 382,747

See Accompanying Notes to Financial Statements.
ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2002	Nine Months Ended March 31, 2002	Cumulative Operations During The Development Stage

Revenue:
Interest and other finance revenue	$ 9,711	$ 9,711	$ 9,711

Expenses:
General and administrative	32,888	68,994	84,293

Operating Loss:	(23,177)	(59,283)	(74,582)

Interest Expense:	(927)	(1,647)	(17,487)

Loss from continuing operations:	(24,104)	(60,930)	(92,069)

Income from discontinued operations:	-	-	16,622

Net Loss	$ (24,104)	$ (60,930)	$ (75,447)

Loss, per share before
discontinued operations	$ -	$ -	$ -
Discontinued operations	-	-	-
Net Loss, per share	$ -	$ -	$ -

Weighted Average Shares Outstanding, basic and diluted	29,476,592	29,263,190	29,165,477

	Three Months Ended March 31, 2002	Nine Months Ended March 31, 2002

Revenue:
Interest and other finance revenue	$ -	$ -
Expenses:
General and administrative	200	600
Operating loss:	(200)	(600)
Interest expense:	(360)	(1,080)
Loss from continuing operations:	(560)	(1,680)
Loss from discontinued operations:	-	-
Net Loss	$ (560)	$ (1,680)
Loss, per share before
discontinued operations	$ -	$ -
Discontinued operations	-	-
Net Loss, per share	$ -	$ -
Weighted Average Shares
Outstanding, basic and diluted	29,158,809	29,158,809

See Accompanying Notes to Financial Statements.
ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)

			Cumulative Operations During The Development Stage

	Nine Months Ended March 31,
	2003	2002
Cash flow from operating activities
Loss from continuing operations	$ (60,930)	$ (1,680)	$ (92,069)

Adjustments to Reconcile Net Loss To Net Cash Provided
by (Used In) Operating Activities
Changes in Assets and Liabilities
Increase in accounts payable	11,678	-	17,258
Increase (decrease) in accrued liabilities	(2,582)	1,680	21,993

Net cash provided by (used in) continuing operations	(51,834)	-	(52,818)
Net cash provided by (used in) discontinued operations	-	-	-
Net Cash Flows Provided By (Used In) Operating Activities	(51,834)	-	(52,818)

Cash flow from investing activities	-	-	-
Loans originated	(271,614)	-	(271,614)
Loans repaid	38,214	-	38,214
Net cash flows used in investing activities	(233,400)	-	(233,400)

Cash flow from financing activities
Debt issue costs – net	(33,918)	-	(33,918)
Cash paid and common stock issued for investment advisory services	(25,000)	-	(25,000)
Issuance of notes payable	135,000	-	135,000
Repayments to related party	(63,436)	-	(63,436)
Advances from related party	277,336	-	277,336
Net cash flows provided by financing activities	289,982	-	289,982

Increase (Decrease) in Cash and Cash Equivalents	4,748	-	3,764
Cash and Cash Equivalents, Beginning of Period	-	-	984
Cash and Cash Equivalents, End of Period	$ 4,748	$ -	$ 4,748

Supplemental information on non-cash transactions:
Funded installment contracts receivable	$ 72,467	-	$ 72,467
Rescission of Serra	-	-	$ 139,879
Forgiveness of debt-treated as a capital contribution	-	-	$ 8,700
Write off accounts payable-discontinued operations	-	-	$ 16,622
Cash paid for interest	-	-	$ -
Cash paid for income taxes	-	-	$ 5,461

See Accompanying Notes to Financial Statements.

ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS (Unaudited)

____________________________________________________________________________________________

1.	Statement of Information Furnished:

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results may differ from these estimates. The results of operations for the three and nine month period ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending June 30, 2003.  These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto as of and for the year ended June 30, 2002, filed with the Company's Annual Report on Form 10-KSB.

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

Revenue Recognition and Allowance for Loan Losses-- Interest income from installment sales contracts is recognized using the interest method.  Loan origination service fees and certain direct costs, if applicable, are capitalized and recognized as an adjustment of the yield of the related loan using the interest method.  Accrual of interest income and accretion of unearned purchase discounts, if applicable, continue until installment contracts are collected in full, become 60 days delinquent, or are charged-off.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Continuation of the Company is dependent upon raising additional capital and ultimately, achieving net profits and positive cash flow from operations.  To meet these objectives, management is actively seeking additional capital (see Notes 5 and 10) and potential merger candidates, however, the ultimate success of these efforts are unknown.  During 2003, the Company has raised $350,000 pursuant to a private placement of unsecured convertible notes.  In connection with this offering, the Company paid the placement agent approximately $52,000, which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and are convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares.

During the quarter ended December 31, 2002, the Company also received advances of approximately $26,000 from affiliated entities.  These advances were repaid from proceeds of the note offering.  The Company has negotiated a $1,000,000 line of credit with a bank.  The terms of this line of credit are interest at the lesser of 11% or 7% over prime.  Advances under the line are subject to 80% of the Company’s eligible receivables.

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

Notes payable of $147,000 at March 31, 2003 consists of the following:

$12,000 - 12% convertible debenture dated May 1987, which is in default.  The note is convertible to common stock at $.05 per share.  No formal claims for payment have been made on this outstanding debt.  Accrued interest on this debt is approximately $20,100.

$135,000 – 9.25% unsecured convertible notes issued pursuant to a private placement.  In connection with this offering, the Company paid the placement agent $20,250 which will be amortized into expense over the period the notes are outstanding.  The notes bear interest at 9.25% per annum from the date of issuance, payable semi-annually on May 1, 2003 and November 1, 2003.  The notes are due November 1, 2003. and are convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares. (See Notes 7 and 10)

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

Investment Banking Agreement– The Company entered into an agreement with an investment banking firm (“firm”) to provide corporate financing activities to the Company.  During February 2003, the firm received 1,000,000 shares of the Company’s common stock. Of these shares, 158,809 came directly from the Company’s President and 841,191 were issued by the Company. Under this agreement, the Company paid a non-refundable advisory fee of $25,000 to the investment banking firm.

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

In August 2003, the Company raised $215,000 pursuant to a private placement of unsecured convertible notes.  In connection with this offering, the Company paid Brookstreet approximately $32,250 which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and are due May 1, 2004.  The notes are convertible into common stock at $.005 per share, which management estimates is the current market value of the shares.

Subject to a shareholder vote, the Company intends to change its name to Auto Underwriters of America, Inc., do a reverse stock split of 100 to 1, increase the authorized capital and change the domicile of the corporation from California to Colorado.

ITEM 2.          PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

       This form 10-QSB for the quarter ended March 31, 2003 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, growth strategies, anticipated trends in the Company’s business and future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on its expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

        As part of the Company’s reorganization, the Company will seek additional financing from public and private sources.  To facilitate this financing, the Company believes it is essential to regain its public status and obtain a listing on a recognized trading exchange.  Accordingly it is filing annual and other reports as are required by the Securities and Exchange Act of 1934.  In addition, the Company intends to hold an annual meeting of shareholders in the upcoming fiscal year to approve the election of directors, change its name to Auto Underwriters of America, Inc., change the domicile of the corporation from California to Colorado, increase the authorized capital of the Company, and effectuate a reverse stock split.

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

The Company is currently in default on two 12% convertible debentures dated May 1987.  The notes are convertible to common stock at $0.05 per share.  Accrued interest expense related to this debt is approximately $20,100.  No formal claims for payment have been made on this outstanding debt.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.  However, reports on Form 8-K were filed on June 13, 2003 and July 1, 2003 reporting under Item 4, Change in Registrant’s Certifying Accountants.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CELLULAR TECHNOLOGY, INC.

Date: September 5, 2003	By: /s/ DEAN ANTONIS
Dean Antonis
President and Treasurer