Form 10KSB
period 2003-06-30
ADVANCED CELLULAR TECHNOLOGY INC
filed 2003-10-14
CIK 726747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:  June 30, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.0-11582

ADVANCED CELLULAR TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	94-2915849 (I.R.S. Employer Identification Number)

2755 Campus Drive, Suite 155
San Mateo, CA 94403
(Address of Principal Executive Offices, Including Zip Code)

Registrants Telephone Number, Including Area Code:   (650)377-4381

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

Yes _X_   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Registrant’s revenues for its most recent fiscal year: $49,817

As of October 10, 2003, 30,000,000 shares of Common Stock, no par value, were outstanding.  The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $0.  Shares of Common Stock held by Officers, Directors and each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

Documents Incorporated By Reference:

None

This Form 10-KSB consists of 50 pages.  The Exhibit Index begins on page 30.

TABLE OF CONTENTS

PART I

Item 1.	Description of Business

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Item 6.	Plan of Operations

Item 7.	Financial Statements

Item 8.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures

PART III

Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits, Financial Statements and Reports on Form 8-K

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

Overview

            As described above under “History,” Advanced Cellular Technology, Inc. is a publicly held company that was previously engaged in the business of developing, assembling, marketing and selling cellular mobile telephones and peripheral products.  The Company currently has 30,000,000 shares of Common Stock outstanding.  From 1984 to 1987 the Company’s Common Stock was listed on the NASDAQ Market system under the symbol “ACTH.”  The Company’s Common Stock was de-listed from the NASDAQ in 1987 due to the Company’s failure to meet the minimum shareholder equity requirement under the NASDAQ listing standards.  As described above, the Company substantially ceased operations following December 31, 1990 and was inactive until the second quarter of the fiscal year ended June 30, 2003, when the Company began its planned principal operations as a specialty finance company.  The Company has reorganized, instituted new management together with its original founder, Dean Antonis, and has updated its Securities and Exchange Commission filings during the fiscal year ended June 30, 2003.  Furthermore, it is anticipated that within the next two (2) months, the Company will file for quotation of its Common Stock on the OTC Bulletin Board and, consistent with its revised business plan, will seek shareholder approval to, among other things, affect a name change to Auto Underwriters of America, Inc., authorize preferred stock and affect a reverse stock-split.

            Beginning in the second quarter of the fiscal year ended June 30, 2003, the Company has conducted operations as a non-prime automobile finance company that uses advanced technology, including the internet, to engage in the purchasing and servicing of non-prime installment sales contracts (“Installment Contracts”) originated by automobile dealers in the sale of new and used automobiles.  The Company acquires directly or through intermediaries Installment Contracts originated by automobile dealers in connection with their sale of new and used automobiles, vans, SUVs and light duty trucks to borrowers with limited credit histories or past credit problems (“Non-prime Consumers”).  To achieve an acceptable rate of return and provide for credit risks, Installment Contracts are purchased from dealers at a discount to the remaining principal balance.

            The Company’s goal is to become a leading lender engaged in the purchasing and servicing of Non-prime Consumer Installment Contracts.  To help the Company accomplish this goal, it has executed a non-binding letter of intent with Gateway Credit Holdings, Inc. (“Gateway”), a related party also engaged in the non-prime automobile finance industry.  Gateway has developed proprietary software, called AutoUnderwriter.com, that allows an automobile dealer or borrower to input various fields of information into an online financing application, conducts the credit screening process, and provides an answer to the applicant within thirty seconds of the application’s submittal.  The non-binding letter of intent provides for the Company to purchase Gateway’s software applications and existing loan portfolio in exchange for the Company’s Common Stock and cash.  Assuming the reverse stock-split is approved, it is estimated that the Company will issue to Gateway shares of Common Stock representing approximately 60% of the Company’s outstanding Common Stock as consideration.  The Company values the software at $375,000 and the loan portfolio at $1,010,000.  Prior to the consummation of a definitive agreement with Gateway, the Company is using AutoUnderwriter.com and paying Gateway a license fee of $150 per funded contract.  The Company believes that Gateway’s software improves the non-prime automobile financing process and will add the benefits as described under “The Company’s Solution” of this Report.

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

Consumer Credit Characteristics

            The Company focuses on serving that portion of the automobile finance market that has historically been under-served, consisting of individuals with incomplete credit histories or past credit problems.  The Company believes that gradations exist with respect to the credit profiles of customers of automobile financing according to the following generalized criteria:

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

            The Company primarily targets Non-prime Consumers who fall into the “B” and “C” categories and consumers with cash down payment of at least 10% of the purchase price of the automobile.  The Company estimates that default rates during the life of non-prime credits range from 5% to 40%.  Finance companies that acquire non-prime credits require higher yields to compensate for the risks of default and collection expenses assumed.  The Company believes, based on the prior experience of our management, that low-grade finance paper can be resold to other finance organizations at a higher grade after the consumer has made regular payments for at least six months.

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

The Company’s Solution

Loan Origination and Processing

            The Company provides automobile financing to the Non-prime Consumer market.  This is achieved through the purchase and servicing of Non-prime Consumer Installment Contracts originated by automobile dealers who have been pre-approved by the Company.  No credit applications are accepted from any dealer that has not been approved by the Company and who has not entered into a dealer agreement.  The Company approves automobile dealers who meet the following criteria:

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

            Once a dealer has been approved by the Company and entered into a dealer agreement, the Company begins to fund loans referred by the dealer.  Once a loan is received, the Company (1) accepts the deal structure of the loan and informs the dealer that the Company will finance the loan; (2) finances the loan subject to the satisfaction of various conditions or subject to the alteration of the deal structure; or (3) rejects the loan.  The Company’s decision whether to accept or reject the financing of an automobile loan is often contingent upon, among other things, the Company’s review of the deal structure and the credit history of the borrower. Furthermore, all approvals are subject to contract verification prior to funding.

            The first step in the Company’s approval process consists of a review of the credit report of the borrower. With respect to credit information supplied by borrowers, the Company established certain credit criteria to be satisfied by each borrower.  Factors reviewed include the borrower’s stability of residence, employment history, bank information, credit history, income, discretionary income, ability to pay, and debt ratio.

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

The Company’s Online Solution

            The Company’s mission is to become a leading lender engaged in the purchasing and servicing of non-prime consumer installment contracts originated by franchise and independent automobile dealers. The Company intends to accomplish this task through the purchase of AutoUnderwriter.com, an online lending site, to be obtained through a software purchase agreement with Gateway, a related party through common management.  AutoUnderwriter.com allows an automobile dealer or borrower to input various fields of information into an online financing application, conducts the credit screening process, and provides an answer to the applicant within thirty seconds of the application’s submittal.  AutoUnderwriter.com, which the Company currently uses pursuant to an informal license agreement with Gateway, is divided into two (2) paths:

•

A dealer path allows automobile dealers to enter consumer credit applications online and obtain instant credit decisions and deal structures for the Company’s purchase of Installment Contracts.  This path also enables dealers to enter existing deal structures and obtain instant pricing for the Company’s purchase of existing Installment Contracts.  As described above, participating dealers must first register to use the website and enter into a dealer agreement before the Company will receive any applications from the dealer.

•

A consumer path allows a consumer to complete an online credit application and receive an instant credit decision, print loan documentation and a list of automobile dealers in the area that the Company has pre-approved.  The print loan documentation is intended to be used as evidence of a pre-approved lending arrangement between the consumer and the Company, thereby making it easier for the consumer to purchase and finance a vehicle.  When the consumer presents the certificate to a participating dealer, the dealer must enter the certificate number into the specified field through the dealer path on the website, as well as enter the required information concerning the vehicle to be purchased and the contract structure.  The Company then verifies that the vehicle information and contract structure are acceptable and gives final approval to the transaction.

            The Company believes that AutoUnderwriter.com provides the following benefits:

•

Instant Credit Decisions.  The website provides dealers and consumers with online credit decisions within thirty seconds after an online application is submitted.  After the online decision is made, the Company verifies the loan documentation sent by the dealer and ensures that the loan and the borrower satisfy the Company’s internal criteria for financing.  The Company’s verification process normally is completed within three days of the receipt of the loan documentation.  Management believes that the speed at which dealers and consumers can receive a credit decision for the financing of a loan will encourage dealers and consumers to use the website and will ultimately result in more financing opportunities.

•

Automatic Deal Structures.  Dealers have the option of (i) entering financing deals that they already structured and the Company will give the dealer a decision on whether the Company will finance the deal, or (ii) the Company will process the application and provide the dealer an approval with the maximum contract limits that will enable the Company to purchase the contract.

•

Decisions 24 hours a day/7days a week/365 days a year.  The website allows for applications to be submitted 24 hours a day, 7 days a week.  Many auto sales take place in the evenings and on the weekends when financial institutions are closed.  Many finance companies are only open Monday through Friday from 9am to 5pm.  The website provides instant decisions during these peak evening and weekend hours, even though such hours are outside normal business hours.  This instant decision process helps increase dealer sales and helps reduce dealer “roll-backs” which occur when a dealer finances a vehicle and is later forced to reclaim the vehicle because the dealer is unable to sell the financing structure.

Customer Service

            The Company provides extensive product and pricing information that it hopes will lead to increased customer satisfaction.  As the Company continues to grow, it intends that credit officers and loan administrators will be employed to provide telephone and email support to dealers and consumers.

Servicing of Installment Contracts

            The Company undertakes the collection process for all accounts contractually delinquent, and subsequently undertakes all repossession functions.  The Company’s servicing activities include (i) monitoring installment contracts and collateral, (ii) accounting for and posting all payments received, (iii) responding to customer inquiries, (iv) taking all action to maintain the security interest granted in the financed vehicle, (v) investigating delinquencies and communicating with the borrowers to obtain timely payment, and (vi) pursuing deficiencies in installment contacts.

            At the time of a purchase of a financed vehicle, the Company notifies the borrower that the Company has purchased the financing contract and directs the borrower how to make payments.  The Company also undertakes the collection process for all accounts contractually delinquent, and undertakes all repossession functions.

Competition

            The market for the purchase and servicing of non-prime installment contracts is intensely competitive, highly fragmented and has no dominant leader.  The Company faces competition from commercial banks, savings and loan associations, credit unions, captive finance subsidiaries of automobile manufacturers and other non-prime consumer lenders.  However, the Company believes that many of these financial organizations do not consistently solicit business in the Non-prime Consumer credit market.  The non-prime market is primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit.

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

            The Company’s competitors include, among others, Americredit Corp., Monaco Finance, Inc., Consumer Portfolio Services, Inc., and First Investors Financial Services Group, Inc.

Government Regulation

Finance Operations

            The Company’s finance operations are subject to numerous federal laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the rules and regulations promulgated thereunder, and certain rules of the Federal Trade Commission (“FTC”).  These laws require the Company to provide certain disclosures to loan participants, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices.  The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the terms of repayment, the final maturity, the amount financed, the total finance charge and the annual percentage rate charged on each retail installment contract.  The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants (including retail installment contract obligors) on the basis of race, color, sex, age or marital status.  Under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and must advise consumers whose credit applications are not approved of the reasons for the rejection.  The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.  The rules of the FTC limit the types of property a creditor may accept as collateral to secure a consumer loan, and its holder in due course rules provide for the preservation of the consumer’s claim and defenses when a consumer obligation is assigned to a subject holder.  With respect to used vehicles specifically, the FTC’s Rules on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer’s Guide which explains any applicable warranty coverage for such vehicles.  The Credit Practices Rules of the FTC impose additional restrictions on loan provisions and credit practices.

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

Employees

            As of October 10, 2003, the Company had three(3) full-time employees.  However, the Company’s executive officers, Mr. Antonis and Mr. Kellagher, currently devote part-time to the business of the Company.  Both Mr. Antonis and Mr. Kellagher intend to become full-time employees following the Company’s acquisition of the computer software and loan portfolio from Gateway, as described elsewhere in this Report..

Risk Factors

            Going Concern.  The Company’s auditor has raised substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred recurring net losses and has a significant accumulated deficit, resulting in a net stockholders’ deficiency.  Continuation of the Company is dependent upon raising additional capital and ultimately, achieving net profits and positive cash flow from operations.  The financial statements have been prepared assuming that the Company will continue operating as a going concern and meet its obligations as they become due and contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Should the Company be unable to accomplish the above objectives, it will not be able to continue operations.

            Limited Assets and Operating History.  The Company has no operating history as a specialty finance company prior to the fiscal year ended June 30, 2003 and did not have, and is not expected to have, any significant assets other than the Installment Contracts that the Company purchases.  There can be no assurance that the Company’s efforts to engage in the specialty finance business will be successful.  As a business with a limited operating history, if the Company fails to establish a profitable business, compete effectively in its market, attract qualified employees, build an adequate infrastructure or enhance its technologies, it may not obtain or maintain profitability.

            Creditworthiness of Contract Obligors.  Substantially all of the Installment Contracts purchased by the Company are Non-prime Consumer credits.  The Non-prime Consumer finance market is comprised of borrowers who are unable to obtain traditional financing through a bank or a captive finance company due to either incomplete or imperfect credit histories.  Consequently, the incidence of delinquency or default is expected to be significantly higher for Non-prime Consumer credits than in the case of prime consumer credits.  For these reasons, such Installment Contracts bear interest at rates significantly higher than in the case of prime consumer credits and can be purchased at a discount to the principal balance, but also involve a higher probability of default and greater servicing costs.  The Company’s profitability depends, in part, upon its ability to properly evaluate the creditworthiness of Non-prime Consumers and efficiently service such Installment Contracts.  There can be no assurance that the discounts negotiated by the Company for Installment Contracts will accurately reflect the underlying credit risks.  Furthermore, as competition within the industry increases, the Company’s ability to negotiate discounts will be limited even if delinquency rates increase.  If the discounts are inadequate, loan losses may exceed the proceeds of the performing loans, thus impairing the Company’s ability to be successful.

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

            The Company Must Maintain Confidentiality.  The Company receives highly confidential information from dealers and borrowers which is stored in the Company’s files and on its computer systems.  The Company’s security procedures may fail to adequately protect information that the Company is obligated to keep confidential.  Any breach of security relating to customers’ confidential information could result in legal liability for the Company and a harmful reduction in the use of the Company’s to be created website by the Company’s customers.

            Competition and Market Conditions.  The Non-prime Consumer automobile finance market is very fragmented and highly competitive.  The Company believes that there are numerous non-traditional consumer finance sources serving this market.  Furthermore, during the past several years, a number of companies have completed initial public offerings of common stock, the proceeds from which were to be used (at least in part) to fund expansion and to support increased purchases of Installment Contracts.  Traditional automobile financing sources include commercial banks, savings and loans, credit unions, captive finance companies of automobile manufacturers and other consumer lenders, many of which have significantly greater resources than the Company and may be able to offer more attractive Installment Contract purchase terms to dealers.  To the extent that traditional and non-traditional lenders significantly expand their activities in this market, the Company’s ability to execute its business and growth strategy may be adversely affected.  The Company may also be effected by certain demographic, economic and industry trends.  For example, these trends include increased sales of used vehicles, the rising price of new vehicles compared to U.S. median family income and the overall level of interest rates in general.  The Company believes that recent trends favor increased growth in the portion of the automobile finance industry which serves Non-prime Consumers.  However, a reversal of any of these trends could have a material adverse affect on the Company’s operations, profitability and growth.

            Performance Dependent on Executive Officers.  The performance of the Company is highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially affect our business, results of operations and financial condition.  We do not have employment agreements with any of our key personnel and do not maintain any key man insurance on any of our key personnel.

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

            Business Plan Dependent on Future Transactions and Resulting Dilution.  The Company’s business plan is dependent upon the successful consummation of the Gateway transaction in the next several months.  The Company intends to enter into an agreement with Gateway to purchase Gateway’s computer software, AutoUnderwriter.com, and Gateway’s non-prime automobile loan portfolio.  The Company intends to pay cash and issue shares of Common Stock which will in the aggregate represent approximately 60% of the total outstanding Common Stock of the Company as consideration in this transaction.  Present shareholders will suffer an immediate dilution in their Common Stock.  The Company’s continuing operations and realization of its business plan is dependent on the consummation of this transaction.  However, the transaction cannot be consummated until the Company holds a meeting of shareholders and receives approval for a reverse stock-split.  Absent such action, the Company will not have enough authorized shares of Common Stock to issue as consideration for the transaction.  If the Company is not able to consummate the transaction described above, the Company may not succeed in its business purpose.

            Reverse Stock-Split, Authorization of Preferred Stock and Dilution of Shareholder Ownership Interest.  The Company intends to seek shareholder approval to effect a reverse stock-split and authorize a class of preferred stock.  If the Company is successful in obtaining shareholder approval with respect to these matters, it will have a substantial number of additional shares of stock available for future issuance.  Holders of the Company’s Common Stock have no preemptive rights with respect to future issuances of Common Stock and accordingly, will not be able to maintain their current ownership interest in the Company.  The Company’s Articles of Incorporation and applicable provisions of California law provide that, under certain circumstances, the Company may issue authorized capital at the approval of its Board of Directors, and no shareholder vote or other form of shareholder approval is required for the Company to issue such capital.  Consequently, the Company, in all likelihood, will issue shares of Common Stock in connection with future financings or acquisitions and any future such issuances will significantly dilute all current shareholders’ ownership percentage in the Company.

            Extensive Regulatory Requirements.  The Company’s business is subject to extensive supervision and regulation under federal, state and local laws and regulations which, among other things, requires the Company to obtain and maintain certain licenses and qualifications, limits interest rates, fees and other charges associated with the Installment Contracts purchased by the Company, requires specified disclosures by dealers to consumers and limit its right to repossess and sell collateral.  An adverse change in, modification to or clarification of any of these laws or regulations, or judicial interpretations as to whether and in what manner such laws or regulations apply to Installment Contracts purchased or originated by the Company, could result in potential liability related to Installment Contracts previously purchased and could have a material adverse effect on the Company’s financial condition and results of operations.  In addition, due to the consumer-oriented nature of the industry in which the Company operates and uncertainties with respect to the application of various laws and regulations in certain circumstances, industry participants frequently are named as defendants in litigation involving alleged violations of federal and state consumer lending or other similar laws and regulations.

            OTC Bulletin Board.  The Company anticipates that in the next several months its Common Stock will be quoted on the OTC Bulletin Board.  The OTC is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges.  Securities traded on the OTC Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Bulletin Board.  Quotes for stocks included on the OTC Bulletin Board are not listed in newspapers.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of the Company’s Common Stock may be unable to sell their shares at any price.

            Financial Reporting Experience.  The OTC Bulletin Board limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission.  These limitations may be impediments to the quotation on the OTC Bulletin Board.  Because the Company does not have significant financial reporting experience, it may experience delays in filing required reports with the Securities and Exchange Commission.  Because issuers whose securities are qualified for quotation on the OTC Bulletin Board are required to file these reports with the Securities and Exchange commission in a timely manner, the failure to do so may result in a suspension of trading or delisting from the OTC Bulletin Board if the Company’s stock does become qualified for quotation on the OTC Bulletin Board.

            Limited Access to the OTC Bulleting Board Service.  Because there are no automated systems for negotiating trades on the OTC Bulletin Board, they are conducted via telephone.  In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders.  Therefore, when investors place market orders – an order to buy or sell a specific number of shares at the current market price – it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

            “Penny Stock” Rules.  Trading in securities will be subject to the “penny stock” rules for the foreseeable future.  The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends the Company’s securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in the Company’s securities, which could severely limit the liquidity of the Common Stock and consequently adversely affect the market price.

            No Dividends.  Holders of the Company’s securities will only be entitled to receive those dividends that are declared by the Company’s Board of Directors out of surplus.  The Company does not expect to have surplus available for declaration of dividends in the foreseeable future.  Indeed, there is no assurance that such surplus will ever materialize to permit payment of dividends.  The Board of Directors will determine future dividend policy based upon the Company’s results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Item 2.                        DESCRIPTION OF PROPERTIES

Facilities

            The Company’s executive offices consist of approximately 1,238 square feet of office space and are located at 2755 Campus Drive, Suite 155, San Mateo, CA 94403.  The Company moved into this space in July 2003 and occupies it pursuant to a two (2) year lease with monthly payments of approximately $1,971.

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

Holders

            As of October 10, 2003, the Company had approximately two thousand (2,000) beneficial owners of record of its Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

            The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2003.  In 1984, the stockholders approved the Company’s 1984 Stock Option Plan (the “Plan”).  Under the Plan, options to purchase up to 2,269,000 shares of the Company’s common stock could be granted to employees, officers, directors, and consultants of the Company and of its affiliates.  The Plan provided that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors.  Options granted became exercisable and expired as determined by the Board of Directors.  As of June 13,1990 all 375,000 options granted pursuant to the Plan expired without exercise and the Plan expired in 1994.

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

Recent Sales of Unregistered Securities

            In January and August 2003, the Company offered and sold 9.25% unsecured convertible promissory notes (the “Notes”) pursuant to a private placement memorandum dated November 20, 2002, an amendment dated January 14, 2003 and a supplement dated May 30, 2003.  The Company sold a total of $350,000 worth of Notes to seventeen (17) accredited investors (four (4) investors purchased notes pursuant to the January 2003 closing and thirteen (13) investors purchased notes pursuant to the August 2003 closing).  The Notes were offered on a “best efforts” basis on behalf of the Company by Brookstreet Securities Corporation, a NASD licensed broker-dealer.  Brookstreet received a sales commission of ten percent (10%) and a non-accountable expense allowance of five percent (5%).  The offering was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder.  No general or public solicitation or advertising was employed in the offering.

            The Notes are an unsecured general obligation of the Company, limited in aggregate principal amount to $350,000.  The Notes issued pursuant to the January closing mature on November 1, 2003 and the notes issued pursuant to the August closing mature on May 1, 2004.  The Notes bear interest at 9.25% per annum from the date of issuance, payable semi-annually to the persons in whose names such Notes are issued.  Interest on the Notes will be calculated on the basis of a 360-day year consisting of twelve 30-day months.  To the extent lawful, any installment of interest on the Notes which is not paid when due will accrue interest at the lesser of 18%, compounded quarterly, or the highest lawful rate of interest from the due date until paid.  At any time prior to maturity, any Noteholder has the option to convert all or part of the unpaid principal balance due on the Note into that number of shares of Common Stock of the Company equal to all or such part of the unpaid principal balance of the Note divided by half a cent ($0.005) per share of Common Stock, any such fractional shares to be paid in cash.  Interest due on the Notes is not convertible into Common Stock of the Company.  To exercise the option, a Noteholder must surrender the Note to the Company, accompanied by written notice of Noteholder’s intention to convert the Note into Common Stock, which notice shall set forth the principal amount of the Note, if not the entire unpaid principal balance, to be converted into Common Stock.  Within ten (10) business days of the Company’s receipt of the notice and the Noteholder’s surrender of the Note, the Company will deliver to the Noteholder shares of Common Stock in the Noteholder’s name.

            The Notes are redeemable for cash at any time at the option of the Company, in whole or in part, upon not less than 30 days nor more than 60 days notice to each Noteholder without prepayment premium or penalty.  Notice will be mailed to all Noteholders setting forth (i) the redemption date, (ii) the redemption price including the amount of accrued and unpaid interest to be paid upon such redemption, (iii) a statement that the Notes must be delivered to the Company, and (iv) a statement that interest on the Notes, or portion thereof being redeemed, ceases to accrue on and after the redemption date.  In the case of notice to the holder of any Note to be redeemed in part, a new Note or Notes in principal amount equal to the unredeemed portion of such Note will be issued. In the event of partial redemption of the Notes, the Notes to be redeemed in whole or in part will be selected on a pro rata basis, or in such other manner as the Company deems appropriate and fair.  The Notes may be redeemed in multiples of $1,000 only.  Any Noteholder, upon receipt of the Company’s notice of redemption, may elect to convert the Note into shares of the Company’s Common Stock as described above.  In the event of a reverse stock-split or other form of re-capitalization which effects the number of shares outstanding, all shares outstanding and Notes convertible into shares of Common Stock will be adjusted proportionally to any such stock-split or re-capitalization without further action by the holder or the Company.

Item 6.                        PLAN OF OPERATIONS

Cautionary Statement Regarding Forward Looking Information

            This form 10-KSB for the year ended June 30, 2003 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

Overview

            Advanced Cellular Technology, Inc. is a publicly held company that was previously engaged in the business of developing, assembling, marketing and selling cellular mobile telephones and peripheral products.  For all practical purposes, the Company ceased operations following December 31, 1990 due to extensive competition in the wireless communication industry and lack of capital to fund continued operations. During the fiscal year ended June 30, 2003, the Company reorganized and instituted new management headed by the Company’s original founder, Dean Antonis.  The Company now operates as a non-prime, automobile finance company using advanced software, including the internet, to engage in the purchasing and servicing of non-prime installment sales contracts (“Installment Contracts”) originated by automobile dealers in the sale of new and used automobiles.  The Company acquires directly or through intermediaries Installment Contracts originated by automobile dealers in connection with their sale of new and used automobiles, vans, SUVs and light duty trucks to borrowers with limited credit histories or past credit problems (“Non-prime Consumers”).  To achieve an acceptable rate of return and provide adequate protection from excessive credit risks, Installment Contracts are purchased from dealers at a discount to the remaining principal balance.

            In connection with its new business focus, the Company is seeking additional financing from public and private sources.  To facilitate this financing, the Company believes it is essential to regain its public status and obtain a listing on a recognized trading exchange.  Accordingly it has filed annual and other reports as required by the Securities and Exchange Act of 1934, for the fiscal years June 30, 1990 to the present.  In addition, the Company will hold an annual meeting of shareholders in the upcoming fiscal year to approve the election of directors, authorize a name change consistent with its new business focus, authorize a series of preferred stock and effectuate a reverse stock split.

Plan Of Operation

            The Company’s goal is to become a leading lender engaged in the purchasing and servicing of Non-prime Consumer Installment Contracts.  To help the Company accomplish this goal, it has executed a non-binding letter of intent with Gateway Credit Holdings, Inc. (“Gateway”), a related party also engaged in the non-prime automobile finance industry.  Gateway has developed proprietary software, called AutoUnderwriter.com, that allows an automobile dealer or borrower to input various fields of information into an online financing application, conducts the credit screening process, and provides an answer to the applicant within thirty seconds of the application’s submittal.  The non-binding letter of intent provides for the Company to purchase Gateway’s software applications and existing loan portfolio in exchange for the Company’s Common Stock and cash.  It is estimated that the Company will issue to Gateway shares of Common Stock representing approximately 60% of the Company’s outstanding Common Stock as consideration.  The Company values the software at $375,000 and the loan portfolio at $1,010,000.  Prior to the consummation of a definitive agreement with Gateway, the Company is using AutoUnderwriter.com and paying Gateway a fee of $150 per funded contract pursuant to an informal license agreement.

            The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred recurring net losses and has a significant accumulated deficit, resulting in a net stockholders’ deficiency.  Continuation of the Company is dependent upon raising additional capital and ultimately, achieving net profits and positive cash flow from operations.  To meet these objectives, management is actively seeking additional capital and potential merger candidates, however, the ultimate success of these efforts are unknown.  During the 2003 calendar year the Company raised $350,000 pursuant to a private placement of unsecured convertible promissory notes.  In connection with this offering, the Company paid the placement agent $52,500, which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and are convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares.  The Company also received advances of approximately $26,000 from affiliated entities, which were repaid from proceeds of the note offering.  Additionally, the Company negotiated a $1,000,000 line of credit with a bank.  The terms of this line of credit are interest at the greater of 11% or 7% over prime.  Advances under the line are subject to 80% of the Company’s eligible receivables.

            Finance receivables represent installment loans for the purchase of automobiles, granted to high credit risk individuals.  The receivables are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.  The installment loans are typically granted for a period of thirty-six (36) to forty-eight (48) months at rates higher than those obtained in normal market conditions.  As of June 30, 2003, finance receivables, after taking account of loan losses and nonaccretable acquisition fees, were $867,047.

            The Company has available a $1,000,000 line of credit with Oak Rock Financial, LLC, bearing interest at 11.25% at June 30, 2003, and expiring on March 31, 2004 (renewable).  The line of credit is secured by all of the assets of the Company and a personal guarantee by the Company’s president.  At June 30, 2003, the line of credit balance outstanding was $619,801 and the Company had available $380,199 for future use.

            To assist in funding its working capital operations, the Company had received $88,409 in the form of an unsecured, non-interest bearing loan from Gateway, a related party.  As of the filing of this Report, the Company had repaid Gateway in full.  The Company estimates that it can satisfy its cash requirements in the next twelve (12) months, through revenues from installment contracts, its bank line of credit, and the proceeds from the offering of unsecured notes to accredited investors.

Item 7.                        FINANCIAL STATEMENTS

            The Company’s financial statements are set forth immediately following Item 13 of this Report.

Item 8.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On July 1, 2003, Clancy and Co., P.L.L.C. (“Clancy”) replaced Hein + Associates LLP (“Hein”) as the Company's independent public accountants.  The Company’s Board of Directors approved and ratified the change of accountants from Hein to Clancy.

            Hein, the principal accountant previously engaged to audit the Company’s financial statements, resigned as auditors for Advanced Cellular Technology, Inc. on June 26, 2003.  Hein’s reports on the Company's consolidated financial statements for each of the years ended 1990 through 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to audit scope or accounting principles.  However, their report was modified to include an explanatory paragraph which indicated substantial doubt regarding the Company’s ability to continue operations as a going concern.

            During the years ended June 30, 1990 through June 30, 2002 and the subsequent interim period through June 26, 2003, the date of resignation, there were no disagreements with Hein on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Hein's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B.

            During the years ended June 30, 2003 and 2002, including the subsequent interim period through June 26, 2003, the Company did not consult Clancy with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

            The Company provided Hein with a copy of the foregoing disclosures and a copy of Hein’s letter, dated July 1, 2003, stating their agreement with such statements was attached to the Company’s Form 8-K filed July 1, 2003.

            As part of its reorganization efforts, the Company had engaged the accounting firm of Hein + Associates LLP as its independent public accountants in September 2002 and terminated its former accounting firm, Hemming Morse, Inc. and Andrew S. Knight.  Andrew S. Knight was the Company’s auditor for the fiscal years ended June 30, 1988 and 1989.  Hemming Morse, Inc. never prepared or issued financial statements for June 30, 1990 as the Company terminated doing business on December 31, 1990.  The decision to change the Company’s accounting firms was recommended and approved by the board of directors as part of the Company’s reorganization.  During the two fiscal years and subsequent interim reporting periods during which Andrew S. Knight was the Company’s auditor, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, accounting scope or procedures, or any reportable events.  The reports of June 30, 1988 and 1989 on the Company’s consolidated financial statements on which he did report, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  Prior to their engagement, the Company did not consult with Hein + Associates LLP on either the application of accounting principles or type of opinion Hein + Associates LLP might issue on the Company’s consolidated financial statements.  Andrew S. Knight agreed with the above statements and a letter from his firm was attached to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 13, 2003.

Item 8A.                        CONTROLS AND PROCEDURES

       The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15 under supervision and with the participation of its principal executive officer and principal financial officer, as of June 30, 2003.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.  No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.  The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

PART III

Item 9.                        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s Officers, Directors and Key Employees are as follows:

Name	Age	Title

Dean Antonis	41	President, Treasurer and Director

William J. Kellagher	44	Vice President

Divina Viray	41	Secretary and Director

Robert Vaughan	68	Director

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

            Robert Vaughan  has served as Director since October 2002.  Mr. Vaughan was President and Chairman of the Company from 1983 to 1984.  Mr. Vaughan has served as a Chief Executive Officer and Chief Operating Officer with numerous other firms over the past thirty years. From August 1981 to the present, Mr. Vaughan has managed the Orbis Group, a business-consulting firm in Phoenix, Arizona providing merger and acquisition, marketing, finance and other services.  During this time, the Orbis Group was instrumental in arranging financing for many of its client companies.  In addition, from 1994 to 1997, Mr. Vaughan was a mergers and acquisitions consultant to long distance telecommunication firms, as well as firms in other industries, in Phoenix, Arizona and elsewhere. Mr. Vaughan attended Long Beach City College, the University of California at Los Angeles and the University of Wisconsin.

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

Section 16(a) Beneficial Ownership Reporting Compliance

            Based upon a review of the Company’s records during the fiscal years ended June 30, 1990 to the present and the applicable filing requirements under Section 16(a) of the Exchange Act it appears the necessary Form 3’s, 4’s and/or 5’s were not filed on a timely basis by the Company’s 10% shareholders, Officers and Directors.  Each Officer, Director and beneficial owner of more than 10% of the Company’s stock was instructed to immediately review their respective ownership records and file the appropriate forms required under Section 16(a) of the Exchange Act.  On June 19, 2003, the Company’s Officers and Directors filed Form 3’s reporting their initial statements of beneficial ownership.

Item 10.            EXECUTIVE COMPENSATION

Officers Compensation

            Dean Antonis, William Kellagher and Divina Viray, the President, Vice President and Secretary of the Company, respectively, do not currently receive any salary from the Company.  They currently devote part-time to the business of the Company.  Mr. Antonis and Ms. Viray are current employees of Gateway.  It is not contemplated that Mr. Antonis, Mr. Kellagher or Ms. Viray will receive any salary from the Company or become full-time employees of the Company until the Company successfully purchases the computer software and loan portfolio from Gateway as referenced under “Certain Relationships and Transactions.”  At the present time, none of these individuals is subject to any employment contract with the Company.

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

Item 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

            The following table specifies the amount of shares of Common Stock that each beneficial owner of 5% or more of the Company’s Common Stock holds as of October 10, 2003:

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)

Percentage of Common Stock Outstanding

Roger Dahart	1,657,194	5.52%
Lou Pallota	1,437,194	4.79%
Estate of Henri Van Houten	1,475,002	4.92%

_____________________
The footnotes for this table appear below the next table.

Security Ownership by Management

            The following table specifies the amount of shares of Common Stock that each Executive Officer and Director holds as of October 10, 2003:

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

Changes in Control

            There are no understandings or agreements, aside from the proposed transaction described under “Certain Relationships and Related Transactions,” known by management at this time which would result in a change in control of the Company.  If such transaction is consummated, of which there can be no assurance, the Company may issue a significant number of shares of capital stock which could result in a change in control and/or a change in the Company’s current management.

Securities Authorized Under Equity Compensation Plans

            The information required pursuant to Item 201(d) of Regulation S-B can be found under Item 5 of this Report.

Item 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transaction

            The success of the Company’s business plan depends, in part, upon the successful consummation of a loan portfolio and software purchase agreement with Gateway, a related party, also engaged in the purchasing and servicing of Installment Contracts.  Dean Antonis is the President, a Director and a beneficial owner of both Gateway and the Company.  Divina Viray, the Company’s Secretary, is also the Secretary of Gateway.  Furthermore, Robert Vaughan, a Director of the Company is a former Director of Gateway.  Pursuant to a non-binding letter of intent, it is contemplated that Mr. Antonis will execute a loan portfolio and software purchase agreement on behalf of each company that will allow the Company to obtain Gateway’s non-prime automobile loan portfolio and proprietary software, AutoUnderwriter.com, in exchange for the issuance of the Company’s Common Stock and cash.  It is estimated that the Company will issue Gateway shares of Common Stock representing approximately 60% of the total outstanding shares of Common Stock as consideration.  The Company values the loan portfolio at $1,010,000 and the software at $375,000.  Gateway shareholder approval will be required as a condition to consummating the transaction.  Prior to the consummation of a definitive agreement, the Company is paying a fee of $150 per funded contract to Gateway for the use of AutoUnderwriter.com pursuant to an informal license agreement between the companies.  Because of Mr. Antonis’ management and ownership interest in both companies, any definitive agreement may not be on terms as favorable as could be achieved by independent third parties.

Investment Banking Agreement

            The Company entered into an investment banking agreement and managing dealer agreement with Brookstreet Securities Corporation to assist the Company in the private placement of debt and equity to provide working capital to the Company.  Although the Company has no prior business relationship with Brookstreet, Timothy G. Hassell, a broker employed by Brookstreet, is the former Executive Vice President and a beneficial owner of Gateway.  Mr. Hassell is no longer employed by Gateway, but is still a beneficial owner of Gateway’s common stock.  The agreements with Brookstreet require Brookstreet to use its “best efforts” in performing its services, which includes the private placement of up to $2.5 million of the Company’s Common Stock, but contains no guarantees of minimum financing to be raised.  In consideration for Brookstreet’s efforts, the Company paid Brookstreet a non-refundable advisory fee of $25,000 in addition to sales commissions and a non-accountable expense allowance for securities sold by Brookstreet.  Brookstreet also received 1,000,000 shares of the Company’s Common Stock, consisting of 841,191 shares issued by the Company and 158,809 shares transferred from Dean Antonis’ personal holdings.  These shares have anti-dilution and reverse split protection for one year from the date of issuance.  The Company has agreed to indemnify Brookstreet against any costs or liabilities incurred by reason of misstatements or omissions to state material factors in connection with the statements made in the Company’s offering memorandum.  For a description of recent sales of securities by the Company pursuant to the managing dealer agreement with Brookstreet, please refer to the disclosure under “Recent Sale of Unregistered Securities” of this Report.

Future Transactions

            It is anticipated that within the next two (2) months, the Company will solicit proxies and hold an annual meeting of shareholders at which the Company will ask shareholders to vote on several matters, including a name change to Auto Underwriters of America, Inc., the authorization of preferred stock and a reverse stock-split.  As described elsewhere, it is also anticipated that the Company will purchase the loan portfolio and computer software applications from Gateway.  In connection with such transaction, the Company intends to issue a substantial number of shares of Common Stock of the Company, estimated to represent approximately 60% of the total outstanding Common Stock of the Company, which would have the effect of diluting any current shareholders.  Currently, the Company does not have enough authorized Common Stock to consummate this transaction and will require the approval of current shareholders in order to affect a reverse stock-split.  Furthermore, the approval of the Gateway shareholders will be required before the Company could proceed with this transaction.

Item 13.            EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

________________

(b)        Reports on Form 8-K:

(1)	A report on Form 8-K was filed on June 13, 2003 reporting a change in the Company’s auditors under Item 4.

(2)	A report on Form 8-K was filed on July 1, 2003 reporting a change in the Company’s auditors under Item 4.

ADVANCED CELLULAR TECHNOLOGY, INC.
Index to Financial Statements

Independent Auditors’ Report...........................................................................................	F-2

Balance Sheet as of June 30, 2003....................................................................................	F-3

Statements of Operations for the years ended June 30, 2003 and 2002.................................	F-4

Statements of Changes in Stockholders’ Deficiency for the years ended June 30, 2003 and 2002..........................................................................................................................

F-5

Statements of Cash Flows for the years ended June 30, 2003 and 2002................................	F-6

Notes to the Financial Statements......................................................................................	F-7 – F-15

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Advanced Cellular Technology, Inc.

We have audited the accompanying balance sheet of Advanced Cellular Technology, Inc., a California Corporation, as of June 30, 2003, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the preceding two years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2003, and the results of its operations and cash flows for the periods indicated, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 2, the Company has a significant accumulated deficit and a net stockholders’ deficiency.  Unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

September 30, 2003

ADVANCED CELLULAR TECHNOLOGY, INC.

Balance Sheet
June 30, 2003

ASSETS
Cash and cash equivalents	$ 55,046
Finance receivables (Note 3)	867,047
Other assets	28,581

Total assets	$ 950,674

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Senior Debt (Note 4)	$ 619,801
Subordinated Debt (Note 5)	210,000
Funding payable	183,130
Accounts payable and accrued liabilities	44,222
Advances from related party (Note 6)	88,409
Total liabilities	1,145,562

Commitments and contingencies (Note 9)	-

Stockholders' deficiency:
Common stock: no par value; authorized shares: 100,000,000; issued and outstanding: 30,000,000	2,501,378
Accumulated deficiency	(2,696,266)
Total stockholders' deficiency	(194,888)
Total liabilities and stockholders’ deficiency	$ 950,674

The accompanying notes are an integral part of these financial statements.

ADVANCED CELLULAR TECHNOLOGY, INC.

Statements of Operations For the years ended June 30, 2003 and 2002

	2003	2002
Revenues
Interest income	$ 41,183	$ -
Document fee income	8,634	-

Total revenues	49,817	-

Operating expenses
Interest expense	19,609	1,440
Provisions for loan losses	51,233	-
Other operating expenses	139,333	6,381
Total General and Administrative Expenses	210,175	7,821

Operating loss	(160,358)	(7,821)

Other income (Note 10)	39,842	-

Provision for income taxes	-	-

Net loss	$ (120,516)	$ (7,821)

Basic loss per common share	$ (0.004)	$ -

Weighted average number of common shares outstanding	29,446,888	29,158,809

The accompanying notes are an integral part of these financial statements.

ADVANCED CELLULAR TECHNOLOGY, INC.

Statements of Changes in Stockholders’ Deficiency For the Years Ended June 30, 2003 and 2002

	Common Stock Shares	Common Stock Amount	Accumulated Deficit	Total
Balance – June 30, 2001	29,158,809	$ 2,526,378	$ (2,567,929)	$ (41,551)

Net loss	-	-	(7,821)	(7,821)

Balance – June 30, 2002	29,158,809	2,526,378	(2,575,750)	(49,372)

Common stock issued for investment advisory services	841,191	4,206	-	4,206

Cost of raising capital	-	(29,206)	-	(29,209)

Net loss	-	-	(120,516)	(120,516)

Balance – June 30, 2003	30,000,000	$ 2,501,378	$ (2,696,266)	$ (194,888)

The accompanying notes are an integral part of these financial statements.

ADVANCED CELLULAR TECHNOLOGY, INC.

Statements of Cash Flows For the Years Ended June 30, 2003 and 2002

	2003	2002
Cash Flows From Operating Activities
Net loss	$ (120,516)	$ (7,821)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for loan losses	51,233	-
Other income – liabilities written off	(39,842)	-
Amortization of deferred charges	38,177
Changes in assets and liabilities
(Increase) decrease in other assets	(3,882)	-
Increase (decrease) in accounts payable and accrued liabilities	34,692	7,821
Total adjustments	80,378	-
Net cash flows used in operating activities	(40,138)	-

Cash Flows From Investing Activities
Loans originated	(676,025)	-
Loans repaid	62,982	-
Net cash flows used in investing activities	(613,043)	-

Cash Flows From Financing Activities
Cash paid for investment advisory services	(25,000)
Borrowings under line of credit	686,250	-
Repayments under line of credit	(66,449)	-
Proceeds from unsecured convertible promissory notes	185,000	-
Debt issue costs	(62,876)
Proceeds from unsecured promissory notes	25,000	-
Proceeds from related party advances	272,811	-
Repayments on related party advances	(306,509)	-
Net cash flows provided by financing activities	708,227	-

Increase in cash and cash equivalents	55,046	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$ 55,046	$ -

Cash paid for:
Interest	$ 4,075	-

Income taxes	-	-

Supplemental noncash investing and financing activities:
Acquisition of funded finance receivables	$ 135,674	-

The accompanying notes are an integral part of these financial statements.

ADVANCED CELLULAR TECHNOLOGY, INC.

Notes to the Financial Statements
June 30, 2003

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization.  The Company was formed as Transcontinental Printing Corporation in 1981 to develop and market cellular mobile telephone control units.  The present name of Advanced Cellular Technology, Inc. was adopted in 1983.  The Company currently also operates under the name “Auto Underwriters of America.”

Nature of operations.  The Company provides automotive financing in relatively high-risk markets serving consumers who have limited access to traditional automobile financing, typically encompassing borrowers with incomplete credit histories or have experienced prior credit difficulties.  Because the Company serves consumers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally charges higher interest rates than those charged by traditional financing sources.  As the Company provides financing in a relatively high-risk market, the Company anticipates a corresponding higher level of delinquencies and charge-offs than traditional automotive financing sources.

Summary of Significant Accounting Policies.

Accounting method– The Company’s financial statements are prepared using the accrual method of accounting for financial statement and tax return purposes.

Use of estimates– The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Actual results could differ from those estimates.

Fair value of financial instruments– For certain of the Company’s financial instruments, including cash and cash equivalents, other assets, accounts payable and accrued liabilities, senior and subordinated debt, and related party advances, the carrying amounts approximate fair value due to their short maturities.

Related party transactions– A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  (See Note 6)

Cash and cash equivalents– The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of credit risk– Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and finance receivables.  The Company maintains its cash in bank deposit accounts at high quality financial institutions.  The balances, at times, may exceed federally insured limits.  The Company’s cash equivalents represent a money market investment account at a financial institution.

Finance receivables represent contracts with consumers residing primarily in California and Texas.  The determination of provisions for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions.  Management believes that the provision for loan losses is adequate based on information currently available.  A worsening in the state of the economy or a protracted economic decline could increase the likelihood of losses due to credit and market risks and could create the need for substantial additions to the provision for loan losses.

Economic risks  – In the normal course of business, the Company encounters economic risks, which are comprised of interest rate risk, credit or lending risk, and market risk.  Interest rate risk is the risk that unfavorable discrepancies will occur between the rates of interest earned by the Company on its installment loans and its own costs of borrowing funds in the market.  Credit or lending risk is the risk of default on the Company’s installment loans that results from the consumer’s inability to make required payments.  The Company uses a credit scoring system to support the credit approval process, which utilizes statistical analysis of the Company’s consumer demographic and portfolio databases.  Credit scoring is used to differentiate credit applicants and to rank order credit risk in terms of expected default rates, which enables the Company to evaluate credit applications for approval and tailor loan pricing and structure according this statistical assessment of credit risk.  Credit scoring does not eliminate credit risk.  Market risk reflects changes in the value of collateral underlying the installment loans.

Property and equipment– Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over their estimated useful lives.  Significant improvements and betterments are capitalized and depreciated over their expected useful lives.  Routine repairs and maintenance are expensed when incurred.  When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Revenue recognition and provision for loan losses– Interest income from installment sales contracts is recognized using the interest method.  Finance contracts are generally purchased by the Company from auto dealers and to mitigate the risk from credit losses, the Company charges dealers a non-refundable acquisition fee when purchasing individual finance contracts.  The Company records such acquisition fees as a nonaccretable reduction in the carrying value of the related finance contract.  Loan origination service fees and certain direct costs, if applicable, are capitalized and recognized as an adjustment of the yield of the related loan using the interest method.  Accrual of interest income continues until installment contracts are collected in full, become 60 days delinquent, or are charged-off.

Provisions for loan losses are charged to operations in amounts sufficient to maintain the provision for loan losses at a level considered adequate to cover probable credit losses on finance receivables.  Provisions for loan losses include nonaccretable acquisition fees, the provision charged to operations, decreased by charge-offs, net of recoveries.  Provision for loan losses is maintained at a level that, in management’s judgment, is sufficient to absorb the losses inherent in the finance receivables.  Management periodically evaluates the adequacy of the provision, which is based on the Company’s past charge-off experience, delinquency reports, historical collection rates, the consumer’s ability to repay, estimated value of any underlying collateral, and current economic conditions, such as unemployment rates.  Receivables, including accrued interest, are charged-off to the provision for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectible.  Management believes that the provision for loan losses is adequate to cover probable credit losses on finance receivables based on information currently available; however, because the provision for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates, which would result in an additional charge to operations.

Charge-off policy– The Company’s policy is to charge-off an account in the month in which the account becomes 90 days contractually delinquent if the Company has not repossessed the related vehicle.  Otherwise, the Company charges-off the account when the vehicle securing the delinquent contract is repossessed and liquidated.  The charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest.  Accrual of finance charge income is suspended on accounts that are more than 60 days contractually delinquent.

Deferred charges– Deferred charges represent costs incurred in connection with the issuance of debt securities.  The costs are capitalized as an asset and amortized to expense over the term of the notes.  The unamortized cost is included in other assets on the balance sheet.

Income Taxes– The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings Per Share– Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Basic earnings or loss per share is calculated by dividing the loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the periods presented.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  There were no options outstanding or other potential common stock outstanding for the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic loss per share.

Stock-Based Compensation  – The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123.

Comprehensive Income  – The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the balance sheet.

Capital Structure– The Company discloses its capital structure in accordance with SFAS No. 129, “Disclosure of Information about Capital Structure,” which establishes standards for disclosing information about an entity’s capital structure.

Development Stage Company– A business is a defined as a development stage company if it is devoting substantially all of its efforts to establishing a new business and its planned principal operations either (i) have not commenced or (ii) have commenced, but have not produced any significant revenues.  The Company substantially ceased operations during 1991 and was inactive since July 1, 1991, and therefore, became a development stage enterprise.  The Company was in the development stage through June 30, 2002.  During the fiscal year ended June 30, 2003, the Company began its planned principal operations as a specialty finance company.  As such, the fiscal year ended June 30, 2003, is the first year during which it is considered an operating company.

Reclassification– Certain prior period amounts have been reclassified to conform to the current year presentation.  These changes had no effect on previously reported results of operations or total stockholders’ deficiency.

Recent accounting pronouncements– The Financial Accounting Standards Board (“FASB”) has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

June 2002– SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”    This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

October 2002– SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises.  SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

November 2002– FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities.  Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of March 31, 2003, the Company did not have any outstanding guarantees.

December 2002– SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.”  This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

January 2003– FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

April 2003– SFAS No. 149, “Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.    This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.   This statement does not affect the Company.

May 2003– SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” whichestablishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  This statement does not affect the Company.

Pending accounting pronouncements– It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred recurring net losses and has a significant accumulated deficit, resulting in a net stockholders’ deficiency.  Continuation of the Company is dependent upon raising additional capital and ultimately, achieving net profits and positive cash flow from operations.

To meet these objectives, management is actively seeking additional capital and potential merger candidates, however, the ultimate success of these efforts are unknown.  During the 2003 calendar year the Company raised $350,000 pursuant to a private placement of unsecured convertible promissory notes.  In connection with this offering, the Company paid the placement agent $52,500, which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and all or a portion of the unpaid principal balance is convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares.  The Company also raised $25,000 pursuant to an unsecured promissory note and received advances of approximately $26,000 from affiliated entities, which were repaid from proceeds of the note offering.  Additionally, the Company negotiated a $1,000,000 line of credit with a bank.  The terms of this line of credit are interest at the greater of 11% or 7% over prime.  Advances under the line are subject to 80% of the Company’s eligible receivables.

Should the Company be unable to successfully accomplish the above objectives, it will not be able to continue operations.  The financial statements do not include any adjustments should the Company be unable to continue operations.

NOTE 3 – FINANCE RECEIVABLES

Finance receivables consist of the following at June 30, 2003:

Finance receivables	$ 964,898

Less: provision for loan losses	(51,233)

Less: nonaccretable acquisition fees	(46,618)

$ 867,047

Finance receivables are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

A summary of the nonaccretable acquisition fees and provision for loan losses is as follows:

Balance at beginning of year	$ -

Nonaccretable acquisition fees	56,249

Provisions for loan losses	51,233

Loans charged off	(9,631)

Recoveries	-

Balance at end of year	$ 97,851

NOTE 4 – SENIOR DEBT

The Company has available a $1,000,000 line of credit with Oak Rock Financial, LLC, bearing interest at 11.25% at June 30, 2003, and expiring on March 31, 2004 (renewable).  The line of credit is secured by all of the assets of the Company and a personal guarantee by the Company’s president.  At June 30, 2003, the line of credit balance outstanding was $619,801 and the Company had available $380,199 for future use.

NOTE 5 – SUBORDINATED DEBT

Subordinated debt of $210,000 consists of the following at June 30, 2003:

(1)

Unsecured convertible promissory notes($185,000) – The Company issued $185,000 in unsecured convertible promissory notes pursuant to a private placement.  In connection with this offering, the Company paid the placement agent $27,750 and incurred other direct costs associated with issuing the securities, which are being amortized over the period the notes are outstanding.  Unamortized costs at June 30, 2003, were approximately $24,700.  The notes bear interest at 9.25% per annum from the date of issuance and are payable semi-annually on May 1, 2003 and November 1, 2003.  The notes are due November 1, 2003 and all or a portion of the unpaid principal balance is convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares.  Interest due on the notes is not convertible into common stock of the Company.  Accrued interest on the notes outstanding at June 30, 2003, was $2,492.

(2)

Unsecured promissory note payable($25,000) – The Company raised $25,000 pursuant to a promissory note payable dated January 3, 2003, bearing interest at 9.25% per annum, and due on July 31, 2003.  A default interest rate of 18% applies if the note is not paid at maturity.  Certain other events of default apply pursuant to the note agreement.  Accrued interest on this note outstanding at June 30, 2003, was $1,163.  The note and accrued interest were paid in full on July 18, 2003.

NOTE 6 – ADVANCES FROM RELATED PARTY

Advance from related party of $88,409 at June 30, 2003, represent unsecured, non-interest bearing funds advanced to the Company by Gateway Credit Holdings, Inc. (“Gateway”), a company with a common officer and shareholder, to fund working capital operations, as necessary.  As of the date of issuance of these financial statements, the balance outstanding has been repaid.

NOTE 7 – STOCKHOLDERS’ EQUITY

Investment Banking Agreement– The Company entered into an agreement with an investment banking firm (“firm”) to provide corporate financing activities to the Company.  Under this agreement, the Company paid a non-refundable advisory fee of $25,000 to the firm and received 1,000,000 shares of the Company’s common stock. Of these shares, 158,809 came directly from the Company’s President and the Company issued 841,191 shares, which were valued at $0.005 per share, or $4,206, representing management’s estimate of the current market value of the shares.  The fair market value of the Company’s common stock could not be measured objectively and reliably due to a lack of trading history and an established trading market.  These shares were issued during February 2003 and have anti-dilution and reverse split protection for one year from the date of issuance.

NOTE 8 – INCOME TAXES

There is no current or deferred tax expense due to the Company’s loss position and the benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

A reconciliation of expected income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% and a state income tax rate of 8.84% to actual expense (benefit) is as follows:

June 30, 2003	Federal	State	Total
Expected income tax benefit	$ 109,000	$ 8,000	$ 117,000
Change in valuation allowance	(109,000)	(8,000)	(117,000)
Income tax expense (benefit)	-	-	-

June 30, 2002	Federal	State	Total
Expected income tax benefit	$ 103,000	$ -	$ 103,000
Change in valuation allowance	(103,000)	-	(103,000)
Income tax expense (benefit)	-	-	-

At June 30, 2003, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $320,000 and $93,000, which expire through 2023 and 2013, respectively.  State net operating loss carryforwards are based on federal net operating losses, which are limited to certain carryover periods based on the year incurred.  For taxable years beginning in 2002 and 2003, the State of California has suspended the net operating loss carryover deduction for two years for losses incurred before January 1, 2002, and for one year for losses incurred after January 1, 2002.  Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The deferred tax asset results from the deferred tax benefit of net operating loss carryforwards.  The deferred tax asset has been fully offset by a valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is uncertain.  The difference between the expected tax rate and the zero benefit recorded is a result of the valuation allowance offsetting the expected tax benefit.  The change in the valuation allowance for 2003 was an increase of approximately $14,000 and for 2002 was a decrease of approximately $19,000.  There are no other significant deferred tax assets or liabilities.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

License fee– The Companyhas entered into an informal license agreement with Gateway, a company with a common officer and shareholder, to pay Gateway a fee of $150 per funded receivable contract for use of Gateway’s computer systems and software in qualifying prospects.  This license agreement is subject to change based on the execution of a formal agreement between the companies.

Operating lease– The Company leases office space located at 2755 Campus Drive, San Mateo, CA, under a noncancelable office lease agreement commencing July 1, 2003 through July 31, 2005.  There was no rent expense for the fiscal years ended June 30, 2003 and 2002.  Future minimum rental commitments under noncancelable leases are as follows:  (2004: $23,290; 2005: $24,017)

Contingencies– As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants.  Some litigation against the Company could take the form of class action complaints by consumers.  The Company believes that it has taken prudent steps to address the litigation risks associated with its business activities.

In the opinion of management, the resolution of these matters will not have a material adverse effect on its financial position or results of operations.  However, the Company cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters.  The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

NOTE 10 – OTHER INCOME

Other income represents the reversal of previously recorded liabilities as follows:

Debentures– The Company wrote-off debentures ($12,000) and related accrued interest of ($20,149) maturing in May 1991 as a result of the liabilities exceeding the California statute of limitations in connection with such liabilities.  The Company has not received any claims for payment on these past payables and believes it is remote that any future claims will be made.

Accrued liabilities– The Company recorded as other income approximately $8,000 in accrued liabilities from the fiscal year ended June 30, 2002. Upon refiling with the State of California on payment of past state taxes, the Company was only obligated to pay a portion of the total accrued amount.

NOTE 11 – LETTER OF INTENT

Letter of intent– The Company has executed a non-binding letter of intent to acquire a loan portfolio and software from Gateway, which is subject to various conditions, including execution of a formal agreement.

NOTE 12 – SUBSEQUENT EVENTS

Unsecured convertible promissory notes– The Company raised an additional $165,000 in unsecured convertible promissory notes during August 2003.  The notes bear interest at 9.25% per annum from the date of issuance and are payable semi-annually on November 1, 2003 and May 1, 2004.  The notes are due through May 1, 2004 and all or a portion of the unpaid principal balance is convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares.

Other– Subject to a shareholder vote, the Company intends to change its name to Auto Underwriters of America, Inc., do a reverse stock split of 100 to 1, and to increase its authorized capital by adding a class of preferred stock.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CELLULAR TECHNOLOGY, INC.

Date: October 14, 2003	By: /s/ DEAN ANTONIS
Dean Antonis
President, Treasurer and Director

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Dean Antonis	President, Treasurer and Director	October 14, 2003
Dean Antonis

/s/ Divina Viray	Secretary and Director	October 14, 2003
Divina Viray

/s/ Robert Vaughan	Director	October 14, 2003
Robert Vaughan