Form 10QSB
period 2003-09-30
ADVANCED CELLULAR TECHNOLOGY INC
filed 2003-11-19
CIK 726747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number: 0-11582

ADVANCED CELLULAR TECHNOLOGY, INC. (Exact Name of Small Business Issuer as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	94-2915849 (IRS Employer Identification No.)

2755 Campus Drive, Suite 155 San Mateo, California 94403 (Address of Principal Executive Offices)	(650) 377-4381 (Issuer’s Telephone Number)

__________________________________________________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _____  No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  30,000,000 shares as of November 17, 2003

       Transitional Small Business Disclosure Format (check one):

Yes _____  No ___X__
ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) TABLE OF CONTENTS

		PAGE

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – September 30, 2003..................................................................	3

	Statements of Operations – Three Months Ended September 30, 2003 and 2002............................................................................................................	4

	Statements of Cash Flows – Three Months Ended September 30, 2003 and 2002............................................................................	5

	Notes to Financial Statements..............................................................................	6 - 8

Item 2.	Plan of Operation................................................................................................	9 - 11

Item 3.	Controls and Procedures.....................................................................................	12

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings...............................................................................................	13

Item 2.	Changes in Securities and Use of Proceeds..........................................................	13

Item 3.	Default Upon Senior Securities............................................................................	14

Item 4.	Submission of Matters to a Vote of Security Holders...........................................	14

Item 5.	Other Information................................................................................................	14

Item 6.	Exhibits and Reports on Form 8-K......................................................................	15

	Signatures...........................................................................................................	16

PART I.            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED CELLULAR TECHNOLOGY, INC.

BALANCE SHEET

ASSETS	September 30, 2003 (Unaudited)

ASSETS:
Cash Finance receivables (Note 2) Other assets	$ 2,056 1,231,033 66,648
Total assets	$ 1,299,737

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES:
Senior Debt (Note 3)	$ 920,655
Subordinated Debt (Note 4)	350,000
Funding payable	144,785
Accounts payable and accrued liabilities	32,132
Advances from related party (Note 5)	86,409
Total liabilities Commitments and contingencies (Note 6)	1,533,981 -
Stockholders’ deficiency:
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 30,000,000	2,501,378

Accumulated deficiency	(2,735,622)

Total stockholders’ deficiency	(234,244)

Total liabilities and stockholders’ deficiency	$ 1,299,737

See Condensed Notes to Financial Statements.

ADVANCED CELLULAR TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,

	2003	2002

Revenues
Interest income Document fee income	$ 50,000 10,557	$ - -
Total revenues	60,557	-

Operating expenses
Interest expense Provisions for loan losses Other operating expenses	22,277 - 77,636	360 - 9,709
Total operating expenses	99,913	10,069

Operating loss	(39,356)	(10,069)

Provision for income taxes	-	-

Net loss	$ (39,356)	$ (10,069)

Basic loss per common share	$ (0.001)	$ -

Weighted average number of common shares outstanding	30,000,000	29,158,809

See Condensed Notes to Financial Statements.

ADVANCED CELLULAR TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended Sept. 30,
	2003	2002
Cash Flows From Operating Activities
Net Loss	$ (39,356)	$ (10,069)

Adjustments to reconcile net loss to net cash provided used in operating activities
Provision for loan losses	-	-
Changes in assets and liabilities
(Increase) decrease in other assets	(5,817)	-
Increase (decrease) in accounts payable and accrued liabilities	(12,090)	9,896
Total adjustments	(17,907)	9,896
Net cash flows used in operating activities	(57,263)	(173)

Cash Flows From Investing Activities
Loans originated	(465,647)	-
Loans repaid	63,316	-
Net cash flows used in investing activities	(402,331)	-

Cash Flows From Financing Activities
Borrowings under line of credit	420,110	-
Repayments under line of credit	(119,256)	-
Proceeds from unsecured convertible promissory notes	165,000	-
Repayments on unsecured promissory notes	(25,000)	-
Debt issue costs	(32,250)	-
Proceeds from related party advances	126,000	200
Repayments on related party advances	(128,000)	-
Net cash flows provided by financing activities	406,604	200

Increase (decrease) in cash and cash equivalents	(52,990)	27
Cash and cash equivalents, beginning of period	55,046	-
Cash and cash equivalents, end of period	$ 2,056	$ 27

See Condensed Notes to Financial Statements.
ADVANCED CELLULAR TECHNOLOGY, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

____________________________________________________________________________________________

NOTE 1 – PREPARATION OF INTERIM FINANCIAL STATEMENTS

We have prepared the unaudited financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports.  These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities of assets and liabilities and the amount of revenues and expenses.  Actual amounts could differ from those estimates.  We believe these statements include all adjustments necessary for a fair statement of results for each period shown.  We believe our disclosures are adequate to make the presented information clear.  You should read these financial statements in conjunction with the financial statements and notes included in our 2003 Annual Report on Form 10-KSB.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following at September 30, 2003:

Finance receivables	$ 1,352,852

Less: provision for loan losses	(51,233)

Less: nonaccretable acquisition fees	(70,586)

$ 1,231,033

Finance receivables are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

A summary of the nonaccretable acquisition fees and provision for loan losses is as follows:

Balance at beginning of period	$ 97,851

Nonaccretable acquisition fees	27,115

Provisions for loan losses	-

Loans charged off	(3,147)

Recoveries	-

Balance at end of period	$ 121,819

NOTE 3 – SENIOR DEBT

The Company has available a $1,000,000 line of credit with Oak Rock Financial, LLC, bearing interest at 11.25% at September 30, 2003, and expiring on March 31, 2004 (renewable).  The line of credit is secured by all of the assets of the Company and a personal validity guarantee by the Company’s president.  At September 30, 2003, the line of credit balance outstanding was $920,655 and the Company had available $79,345 for future use.

NOTE 4 – SUBORDINATED DEBT

Subordinated debt of $350,000 consists of the following at September 30, 2003:

(1)

Unsecured convertible promissory notes($350,000) – The Company issued $350,000 in unsecured convertible promissory notes pursuant to a private placement.  In connection with this offering, the Company paid the placement agent $52,500 and incurred other direct costs associated with issuing the securities, which are being amortized over the period the notes are outstanding.  Unamortized costs at September 30, 2003, were approximately $41,906.  The notes bear interest at 9.25% per annum from the date of issuance and are payable semi-annually on May 1, 2003 and November 1, 2003, and are due through May 1, 2004. All or a portion of the unpaid principal balance is convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares.  Interest due on the notes is not convertible into common stock of the Company.

NOTE 5 – ADVANCES FROM RELATED PARTY

Advances from related party of $86,409 at September 30, 2003, represent unsecured, non-interest bearing funds advanced to the Company by Gateway Credit Holdings, Inc. (“Gateway”), a company with a common officer and shareholder, to fund working capital operations, as necessary.

NOTE 6 – GOING CONCERN

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

To meet these objectives, management is actively seeking additional capital and potential merger candidates, however, the ultimate success of these efforts are unknown.  During the 2003 calendar year the Company raised $350,000 pursuant to a private placement of unsecured convertible promissory notes.  In connection with this offering, the Company paid the placement agent $52,500, which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and all or a portion of the unpaid principal balance is convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares.  The Company also received advances of approximately $26,000 from affiliated entities, which were repaid from proceeds of the note offering.  Additionally, the Company negotiated a $1,000,000 line of credit with a finance company.  The terms of this line of credit are interest at the greater of 11% or 7% over prime.  Advances under the line are subject to 80% of the Company’s eligible receivables.

To assist in funding its working capital operations, the Company received $86,409 in the form of an unsecured, non-interest bearing loan from Gateway, a related party.  The Company estimates that it can satisfy its cash requirements in the next twelve (12) months through revenues from installment contracts, its bank line-of-credit, and the proceeds from the prior offering of unsecured notes to accredited investors.

Should the Company be unable to successfully accomplish the above objectives, it will not be able to continue operations.  The financial statements do not include any adjustments should the Company be unable to continue operations.

NOTE 7– COMMITMENTS AND CONTINGENCIES

License fee– The Companyhas entered into an informal license agreement with Gateway, a company with a common officer and shareholder, to pay Gateway a fee of $150 per funded receivable contract for use of Gateway’s computer systems and software in qualifying prospects.  This license agreement is subject to change based on the execution of a formal agreement between the companies.

Operating lease– The Company leases office space located at 2755 Campus Drive, San Mateo, CA, under a noncancelable office lease agreement commencing July 1, 2003 through July 31, 2005.  Future minimum rental commitments under noncancelable leases for the fiscal years ended are as follows:  (2004: $23,290; 2005: $24,017)

Contingencies– As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants.  Some litigation against the Company could take the form of class action complaints by consumers.  The Company believes that it has taken prudent steps to address the litigation risks associated with its business activities.

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

NOTE 8 – SUBSEQUENT EVENTS

Other– Subject to shareholder vote, the Company intends to change its name to AutoUnderwriters of America, Inc, do a reverse stock split of 100 to 1, and increase its authorized capital by adding a class of preferred stock.

ITEM 2.          PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

            This form 10-QSB for the quarter ended September 30, 2003 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

            In connection with its new business focus, the Company is seeking additional financing from public and private sources.  To facilitate this financing, the Company believes it is essential to regain its public status and obtain a listing on a recognized trading exchange.  Accordingly it has filed annual, quarterly and other reports as required by the Securities and Exchange Act of 1934, for the fiscal years June 30, 1990 to the present.  In addition, the Company intends to hold an annual meeting of shareholders in the upcoming fiscal year to approve the election of directors, authorize a name change consistent with its new business focus, authorize a series of preferred stock and effectuate a reverse stock split.

Plan Of Operation

            The Company’s goal is to become a leading lender engaged in the purchasing and servicing of Non-prime Consumer Installment Contracts.  To help the Company accomplish this goal, it has executed a non-binding letter of intent with Gateway Credit Holdings, Inc. (“Gateway”), a related party also engaged in the non-prime automobile finance industry.  Gateway has developed proprietary software, called AutoUnderwriter.com, that allows an automobile dealer or borrower to input various fields of information into an online financing application, conducts the credit screening process, and provides an answer to the applicant within thirty seconds of the application’s submittal.  The non-binding letter of intent provides for the Company to purchase Gateway’s software applications and existing loan portfolio in exchange for the Company’s Common Stock and cash.  It is estimated that the Company will issue to Gateway shares of Common Stock representing approximately 60% of the Company’s outstanding Common Stock as consideration.  The Company values the software at $375,000 and the loan portfolio at $1,010,000.  Prior to the consummation of a definitive agreement with Gateway, the Company is using AutoUnderwriter.com and paying Gateway a fee of $150 per funded contract pursuant to an informal license agreement.  As of the filing of this Report, the Company is contemplating the termination of the letter of intent with Gateway, and in lieu of acquiring Gateway’s software and loan portfolio, the Company may enter into a formal license agreement with Gateway for the use of AutoUnderwriter.com on such terms as are negotiated between the parties and acquire loan portfolios from other sources.

            The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred recurring net losses and has a significant accumulated deficit, resulting in a net stockholders’ deficiency.  Continuation of the Company is dependent upon raising additional capital and ultimately, achieving net profits and positive cash flow from operations.  To meet these objectives, management is actively seeking additional capital and potential merger candidates, however, the ultimate success of these efforts are unknown.  The Company raised $350,000 pursuant to a private placement of unsecured convertible promissory notes in January and August 2003.  In connection with this offering, the Company paid the placement agent $52,500, which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and are convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares.  The Company also received advances of approximately $26,000 from affiliated entities, which were repaid from proceeds of the note offering.  Additionally, the Company negotiated a $1,000,000 line of credit with a bank.  The terms of this line of credit are interest at the greater of 11% or 7% over prime.  Advances under the line are subject to 80% of the Company’s eligible receivables.

            Finance receivables represent installment loans for the purchase of automobiles, granted to high credit risk individuals.  The receivables are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.  The installment loans are typically granted for a period of thirty-six (36) to forty-eight (48) months at rates higher than those obtained in normal market conditions.  As of September 30, 2003, finance receivables, after taking account of loan losses and nonaccretable acquisition fees, were $1,231,033.

            The Company has available a $1,000,000 line of credit with Oak Rock Financial, LLC, bearing interest at 11.25% at September 30, 2003, and expiring on March 31, 2004 (renewable).  The line of credit is secured by all of the assets of the Company and a personal guarantee by the Company’s president.  At September 30, 2003, the line of credit balance outstanding was $920,655 and the Company had available $79,345 for future use.

            To assist in funding its working capital operations, the Company received $86,409 in the form of an unsecured, non-interest bearing loan from Gateway, a related party.  The Company estimates that it can satisfy its cash requirements in the next twelve (12) months, through revenues from installment contracts, its bank line of credit, and the proceeds from the prior offering of unsecured notes to accredited investors.

ITEM 3.            CONTROLS AND PROCEDURES

       The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15 under supervision and with the participation of its principal executive officer and principal financial officer, as of September 30, 2003.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.  No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.  The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

The Notes are an unsecured general obligation of the Company, limited in aggregate principal amount to $350,000.  The Notes issued pursuant to the January closing mature on November 1, 2003 and the notes issued pursuant to the August closing mature on May 1, 2004.  The Notes bear interest at 9.25% per annum from the date of issuance, payable semi-annually to the persons in whose names such Notes are issued.  Interest on the Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months.  To the extent lawful, any installment of interest on the Notes which is not paid when due will accrue interest at the lesser of 18%, compounded quarterly, or the highest lawful rate of interest from the due date until paid.  At any time prior to maturity, any Noteholder has the option to convert all or part of the unpaid principal balance due on the Note into that number of shares of Common Stock of the Company equal to all or such part of the unpaid principal balance of the Note divided by half a cent ($0.005) per share of Common Stock, any such fractional shares to be paid in cash.  Interest due on the Notes is not convertible into Common Stock of the Company.  To exercise the option, a Noteholder must surrender the Note to the Company, accompanied by written notice of Noteholder’s intention to convert the Note into Common Stock, which notice shall set forth the principal amount of the Note, if not the entire unpaid principal balance, to be converted into Common Stock.  Within ten (10) business days of the Company’s receipt of the notice and the Noteholder’s surrender of the Note, the Company will deliver to the Noteholder shares of Common Stock in the Noteholder’s name.

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

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A report on Form 8-K was filed on July 1, 2003 reporting under Item 4, Change in Registrant’s Certifying Accountant.

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CELLULAR TECHNOLOGY, INC.

Date: November 19, 2003	By: /s/ DEAN ANTONIS
Dean Antonis
President and Treasurer