Form 10QSB
period 2003-12-31
ADVANCED CELLULAR TECHNOLOGY INC
filed 2004-01-28
CIK 726747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

Yes _____  No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  57,000,000 shares as of January 27, 2004

       Transitional Small Business Disclosure Format (check one):

Yes _____  No ___X__
ADVANCED CELLULAR TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) TABLE OF CONTENTS

		PAGE

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet – December 31, 2003..................................................................	3

	Statements of Operations – Six Months Ended December 31, 2003 and 2002............................................................................................................	4

	Statements of Cash Flows – Six Months Ended December 31, 2003 and 2002............................................................................	5

	Notes to Financial Statements..............................................................................	6 – 9

Item 2.	Plan of Operation................................................................................................	10 – 12

Item 3.	Controls and Procedures.....................................................................................	13

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings...............................................................................................	14

Item 2.	Changes in Securities and Use of Proceeds..........................................................	14

Item 3.	Default Upon Senior Securities............................................................................	15

Item 4.	Submission of Matters to a Vote of Security Holders...........................................	15

Item 5.	Other Information................................................................................................	15

Item 6.	Exhibits and Reports on Form 8-K......................................................................	15

	Signatures...........................................................................................................	16

PART I.            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED CELLULAR TECHNOLOGY, INC.

BALANCE SHEET

ASSETS	December 31, 2003 (Unaudited)

ASSETS:
Cash Finance receivables (Note 2) Other assets	$ 31,959 3,612,809 52,333
Total assets	$ 3,697,101

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES:
Senior Debt (Note 3)	$ 3,208,439
Subordinated Debt (Note 4)	215,000
Funding payable	125,605
Accounts payable and accrued liabilities	34,998
Advances from related party (Note 5)	264,941
Total liabilities Commitments and contingencies (Note 7)	3,848,983 -

Stockholders’ deficiency:
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 57,000,000	2,636,378

Accumulated deficiency	(2,788,260)

Total stockholders’ deficiency	(151,882)

Total liabilities and stockholders’ deficiency	$ 3,697,101

See Condensed Notes to Financial Statements.

ADVANCED CELLULAR TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002	Six Months Ended December 31, 2003	Six Months Ended December 31, 2002
Revenues
Interest income	$ 108,225	$ -	$ 158,225	$ -
Document fee income	11,522	-	22,079	-
Total revenues	119,747	-	180,304	-

Operating Expenses
Interest expense	45,150	360	67,427	720
Provision for loan losses	-	-	-	-
Other operating expenses	127,235	26,397	204,871	36,120
Total operating expenses	172,385	26,757	272,298	36,826

Operating loss	(52,638)	(26,757)	(91,994)	(36,826)

Provision for income taxes	-	-	-	-

Net loss available to common stockholders	$ (52,638)	$ (26,757)	$ (91,994)	$ (36,826)

Basic loss per common share	$ (0.002)	$ (0.001)	$ (0.003)	$ (0.001)

Weighted average number of shares outstanding	32,641,304	29,158,809	31,320,652	29,158,809

See Condensed Notes to Financial Statements.

ADVANCED CELLULAR TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended Dec. 31,
	2003	2002
Cash Flows From Operating Activities
Net Loss	$ (91,994)	$ (36,826)

Adjustments to reconcile net loss to net cash provided used in operating activities
Provision for loan losses	-	-
Depreciation expense	245
Changes in assets and liabilities
(Increase) decrease in other assets	11,973	-
Increase (decrease) in accounts payable and accrued liabilities Increase (decrease) in fundings payable	(9,224) (57,525)	29,499 -
Total adjustments	(54,531)	29,499
Net cash flows used in operating activities	(146,525)	(7,327)

Cash Flows From Investing Activities
Purchase of loan portfolio	(2,237,687)
Capital expenditures	(3,720)
Loans originated	(861,168)	-
Loans repaid	353,094	-
Net cash flows used in investing activities	(2,749,481)	-

Cash Flows From Financing Activities
Borrowings under line of credit	3,017,410	-
Repayments under line of credit	(428,772)	-
Proceeds from unsecured convertible promissory notes	165,000	-
Repayments on unsecured promissory notes Bank overdraft	(25,000) -	- 5
Debt issue costs	(32,250)	(18,594)
Proceeds from related party advances	304,531	25,916
Repayments on related party advances	(128,000)	-
Net cash flows provided by financing activities	2,872,919	7,327

Increase (decrease) in cash and cash equivalents	(23,087)	-
Cash and cash equivalents, beginning of period	55,046	-
Cash and cash equivalents, end of period	$ 31,959	$ -

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

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following at December 31, 2003:

Finance receivables	$ 3,739,321

Less: provision for loan losses	(51,233)

Less: nonaccretable acquisition fees	(75,279)

$ 3,612,809

Finance receivables are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

A summary of the nonaccretable acquisition fees and provision for loan losses is as follows:

Balance at beginning of period	$ 97,851

Nonaccretable acquisition fees	47,480

Provisions for loan losses	-

Loans charged off	(18,819)

Recoveries	-

Balance at end of period	$ 126,512

NOTE 3 – SENIOR DEBT

Senior debt represents funds obtained from Oak Rock Financial, LLC as follows:

(a)  Line of credit – The Company has available a $2,000,000 line of credit , bearing interest at 11.25% at December 31, 2003, and expiring on March 31, 2004 (renewable).  At December 31, 2003, the line of credit balance outstanding was $1,096,076 and the Company had available $903,924 for future use.

(b)  Special purpose loan – The Company obtained a special purpose loan used to acquire a loan portfolio in the amount of $2,237,687, bearing interest at 12% per annum, a $150,000 commitment fee and a $150,000 facility fee.  The Company is required to remit on a weekly basis the total collections from the installment contracts in the acquired loan portfolio reduced by the amount necessary to fund up to $15,000 per month of actual expenses incurred by the Company to effect such collections (“net proceeds”).  The remittances are applied first to interest owed, then to the principal balance due, until paid in full.  Thereafter, the Company is required to remit 25% of the net proceeds to be applied to the commitment and facility fees until paid in full.  In the event the net proceeds referred to above are insufficient to repay the special purpose loan, including accrued interest, Oak Rock Financial, LLC has the option of combining the unpaid balance with the amount outstanding under the Company’s line of credit balance.

All of the funds are secured by all of the assets of the Company and a personal validity guarantee by the Company’s president.

NOTE 4 – SUBORDINATED DEBT

Subordinated debt of $215,000 consists of the following at December 31, 2003:

(1)

Unsecured convertible promissory notes($215,000) – The Company issued $350,000 in unsecured convertible promissory notes pursuant to a private placement.  In connection with this offering, the Company paid the placement agent $52,500 and incurred other direct costs associated with issuing the securities, which are being amortized over the period the notes are outstanding.  Unamortized costs at December 31, 2003, were approximately $46,862.  The notes bear interest at 9.25% per annum from the date of issuance and are payable semi-annually on May 1, 2003 and November 1, 2003, and are due through May 1, 2004. All or a portion of the unpaid principal balance is convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares.  Interest due on the notes is not convertible into common stock of the Company. In November 2003, $135,000 of Notes were converted into 27,000,000 shares of Common Stock.

NOTE 5 – ADVANCES FROM RELATED PARTY

Advances from related party of $264,941 at December 31, 2003, represent unsecured, non-interest bearing funds advanced to the Company by Gateway Credit Holdings, Inc. (“Gateway”), a company with a common officer and shareholder, to fund working capital operations, as necessary.

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

To meet these objectives, management is actively seeking additional capital and potential merger candidates, however, the ultimate success of these efforts are unknown.  During the 2003 calendar year the Company raised $350,000 pursuant to a private placement of unsecured convertible promissory notes.  In connection with this offering, the Company paid the placement agent $52,500, which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and all or a portion of the unpaid principal balance is convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares.  The Company also received advances of approximately $26,000 from affiliated entities, which were repaid from proceeds of the note offering.  The Company also negotiated a $2,000,000 line of credit with a finance company.  The terms of this line of credit are interest at the greater of 11% or 7% over prime, expiring on March 31, 2004 (renewable).  Advances under the line are subject to 80% of the Company’s eligible receivables.  Additionally, the Company negotiated a special purpose loan with the same finance company for the purchase of a loan portfolio in the amount of $2,237,687, bearing interest at 12% per annum, including a $150,000 commitment fee and a $150,000 facility fee.  The funds are secured by all of the assets of the Company and a personal validity guarantee by the Company’s president.

To assist in funding its working capital operations, the Company received $264,941 in the form of an unsecured, non-interest bearing loan from Gateway, a related party.  The Company estimates that it can satisfy its cash requirements in the next twelve (12) months through revenues from installment contracts, its bank line-of-credit, and the proceeds from the prior offering of unsecured notes to accredited investors.

Should the Company be unable to successfully accomplish the above objectives, it will not be able to continue operations.  The financial statements do not include any adjustments should the Company be unable to continue operations.

NOTE 7– COMMITMENTS AND CONTINGENCIES

License fee– The Company  has entered into an informal license agreement with Gateway, a company with a common officer and shareholder, to pay Gateway a fee of $150 per funded receivable contract for use of Gateway’s computer systems and software in qualifying prospects.  This license agreement is subject to change based on the execution of a formal agreement between the companies.

Operating lease– The Company leases office space located at 2755 Campus Drive, San Mateo, CA, under a noncancelable office lease agreement commencing July 1, 2003 through July 31, 2005.  Future minimum rental commitments under noncancelable leases for the fiscal years ended June 30 are as follows:  (2004: $23,290; 2005: $24,017)

Contingencies– As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants.  Some litigation against the Company could take the form of class action complaints by consumers.  The Company believes that it has taken prudent steps to address the litigation risks associated with its business activities.

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

Debt– See Notes 3, 4 and 5 above for details.

NOTE 8 – SUBSEQUENT EVENTS

Proxy Statement– The Company filed a Preliminary Proxy Statement on January 8, 2004, for the purpose of approving the following matters:  (i) elect three directors to hold office until the next annual meeting, (ii) approve the 2004 Stock Option Plan, (iii) ratify its independent auditors for the fiscal year ended June 30, 2004, (iv) approve a 100:1 reverse stock split, (v) amend the Company’s Articles of Incorporation authorizing up to 10,000,000 shares of preferred stock; and (vi) amend the Company’s Articles of Incorporation to change the Company’s name to “Auto Underwriters of America, Inc.”

ITEM 2.          PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

            This Form 10-QSB for the quarter ended December 31, 2003 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, the Company’s growth strategies, anticipated trends in the Company’s business and future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on management’s expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

            In connection with its new business focus, the Company is seeking additional financing from public and private sources.  To facilitate this financing, the Company believes it is essential to regain its public status and obtain a listing on a recognized trading exchange.  Accordingly it has filed annual, quarterly and other reports as required by the Securities and Exchange Act of 1934, for the fiscal years June 30, 1990 to the present.  In addition, the Company will hold an annual meeting of shareholders to approve the election of directors, adopt a stock option plan, authorize a name change consistent with its new business focus, authorize a series of preferred stock and effectuate a reverse stock split.

Plan Of Operation

            The Company’s goal is to become a leading lender engaged in the purchasing and servicing of Non-prime Consumer Installment Contracts.  To help the Company accomplish this goal, it has executed a non-binding letter of intent with Gateway Credit Holdings, Inc. (“Gateway”), a related party also engaged in the non-prime automobile finance industry.  Gateway has developed proprietary software, called AutoUnderwriter.com, that allows an automobile dealer or borrower to input various fields of information into an online financing application, conducts the credit screening process, and provides an answer to the applicant within thirty seconds of the application’s submittal.  The non-binding letter of intent provides for the Company to purchase Gateway’s software applications and existing loan portfolio in exchange for a promissory note, which will be convertible into shares of the Company’s Common Stock.  It is contemplated that the note will bear interest at 9.25% and that the conversion ratio will be $0.30 per share of Common Stock.  If the note is converted, it is estimated that the Company may issue to Gateway shares of Common Stock representing between 16% and 32% of the Company’s outstanding Common Stock.  The Company values the software at $375,000 and the loan portfolio at $1,010,000.  Prior to the consummation of a definitive agreement with Gateway, the Company is using AutoUnderwriter.com and paying Gateway a fee of $150 per funded contract pursuant to an informal license agreement.  Shareholder approval from the Company’s shareholders and Gateway’s shareholders may be required as a condition to consummating this transaction.

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

            To meet these objectives, management is actively seeking additional capital and potential merger candidates, however, the ultimate success of these efforts are unknown.  The Company raised $350,000 pursuant to a private placement of unsecured convertible promissory notes in January and August 2003.  In connection with this offering, the Company paid the placement agent $52,500, which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and are convertible into common stock at $0.005 per share, which management estimates is the current market value of the shares.  As of December 2003, four noteholders elected to convert their notes into shares of the Company’s Common Stock pursuant to the terms of the notes.  The Company issued 27,000,000 shares of Common Stock, in the aggregate, to these noteholders pursuant to the conversion terms.

            The Company has negotiated a $2,000,000 line of credit with Oak Rock Financial, LLC.  The line of credit bears interest at 11.25% at December 31, 2003 and expires on March 31, 2004 (renewable).  Advances under the line are subject to 80% of the Company’s eligible receivables.  At December 31, 2003 the line of credit balance outstanding was $1,096,076 and the Company had available $903,924 for future use.  The Company also obtained a special purpose loan from Oak Rock Financial, LLC used to acquire a loan portfolio in the amount of $2,237,687, bearing interest at 12% per annum, a $150,000 commitment fee and a $150,000 facility fee.  The Company is required to remit on a weekly basis the total collections from the installment contracts in the acquired loan portfolio reduced by the amount necessary to fund up to $15,000 per month of actual expenses incurred by the Company to effect such collections (“net proceeds”).  The remittances are applied first to interest owed, then to the principal balance due, until paid in full.  Thereafter, the Company is required to remit 25% of the net proceeds to be applied to the commitment and facility fees until paid in full.  In the event the net proceeds referred to above are insufficient to repay the special purpose loan, including accrued interest, Oak Rock Financial, LLC has the option of combining the unpaid balance with the amount outstanding under the Company’s line of credit balance.

            The line of credit and the special purpose loan described above are secured by all of the assets of the Company and a personal validity guarantee by the Company’s president.

            Finance receivables represent installment loans for the purchase of automobiles, granted to high credit risk individuals.  The receivables are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.  The installment loans are typically granted for a period of thirty-six (36) to forty-eight (48) months at rates higher than those obtained in normal market conditions.  As of December 31, 2003, finance receivables, after taking account of loan losses and nonaccretable acquisition fees, were $3,612,809.

            To assist in funding its working capital operations, the Company received $264,941 in the form of an unsecured, non-interest bearing loan from Gateway, a related party.  The Company estimates that it can satisfy its cash requirements in the next twelve (12) months, through revenues from installment contracts, its bank line of credit, and the proceeds from the prior offering of unsecured notes to accredited investors.

ITEM 3.            CONTROLS AND PROCEDURES

       The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15 under supervision and with the participation of its principal executive officer and principal financial officer, as of December 31, 2003.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.  No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.  The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

PART II.            OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

In January and August 2003, the Company offered and sold 9.25% unsecured convertible promissory notes pursuant to a private placement memorandum dated November 20, 2002, an amendment dated January 14, 2003 and a supplement dated May 30, 2003.  The Company sold a total of $350,000 worth of notes to seventeen (17) accredited investors (four (4) investors purchased notes pursuant to the January 2003 closing and thirteen (13) investors purchased notes pursuant to the August 2003 closing).  The notes were offered on a “best efforts” basis on behalf of the Company by Brookstreet Securities Corporation, a NASD licensed broker-dealer.  Brookstreet received a sales commission of ten percent (10%) and a non-accountable expense allowance of five percent (5%).  The offering was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder.  No general or public solicitation or advertising was employed in the offering.  The notes issued pursuant to the January closing matured on November 1, 2003 and the notes issued pursuant to the August closing mature on May 1, 2004.  The notes bear interest at 9.25% per annum from the date of issuance, payable semi-annually to the persons in whose names such notes are issued.  At any time prior to maturity, any noteholder has the option to convert all or part of the unpaid principal balance due on the note into that number of shares of Common Stock of the Company equal to all or such part of the unpaid principal balance of the note divided by half a cent ($0.005) per share of Common Stock, any such fractional shares to be paid in cash.  Interest due on the notes is not convertible into Common Stock of the Company.

Upon maturity of $135,000 of the Notes in November 2003 that were held by four investors, the investors elected to convert their Notes into shares of the Company’s Common Stock pursuant to the conversion terms set forth in the Notes.  As a result, the Company issued a total of 27,000,000 shares of Common Stock pursuant to the conversion in December 2003.  The conversion and issuance of Common Stock was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended and Regulation D and Rule 506 promulgated thereunder.

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

None

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CELLULAR TECHNOLOGY, INC.

Date: January 28, 2004	By: /s/ DEAN ANTONIS
Dean Antonis
President and Treasurer