Form 10QSB
period 2004-03-31
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2004-08-13
CIK 726747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number: 0-11582

AUTO UNDERWRITERS OF AMERICA, INC. (Exact Name of Small Business Issuer as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	94-2915849 (IRS Employer Identification No.)

2755 Campus Drive, Suite 155 San Mateo, California 94403 (Address of Principal Executive Offices)	(650) 377-4381 (Issuer’s Telephone Number)

ADVANCED CELLULAR TECHNOLOGY, INC. (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

       Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No _____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _____  No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,820,053 shares as of August 9, 2004.

       Transitional Small Business Disclosure Format (check one):

Yes _____  No ___X__

AUTO UNDERWRITERS OF AMERICA, INC. (A DEVELOPMENT STAGE COMPANY) TABLE OF CONTENTS

PART I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AUTO UNDERWRITERS OF AMERICA, INC.

INTERIM CONDENSED BALANCE SHEET
(unaudited)

ASSETS	March 31, 2004

ASSETS:
Cash	$ 64,462
Finance receivables – net	8,301,636
Other assets	44,671
Total assets	$ 8,410,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Senior debt	$ 4,482,404
Subordinated debt	215,000
Funding payable	1,488,392
Accounts payable and accrued liabilities	971,619
Advances from related party	460,919
State fees and taxes payable	151,979
Total liabilities	7,770,313

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 10,000,000 shares	-
Issued and outstanding – none
Common stock, no par value; authorized 100,000,000 shares; Issued and outstanding –1,820,053 shares	3,156,378
Accumulated deficiency	(2,515,922)
Total stockholders’ equity	640,456
Total liabilities and stockholders’ equity	$ 8,410,769

See Condensed Notes to Financial Statements.

AUTO UNDERWRITERS OF AMERICA, INC. INTERIM CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003
Revenues
Sales – automobiles	$ 2,095,750	$ -	$ 2,095,750	$ -
Interest income	296,704	9,711	454,929	9,711
Document fee income	48,569	-	70,648	-
Total revenues	2,441,023	9,711	2,621,327	9,711

Operating expenses
Interest expense	97,498	927	164,926	1,647
Provision for loan losses	399,086	-	399,086	-
Cost of sales – automobiles	1,243,488	-	1,243,488	-
Other operating expenses	428,613	32,888	633,483	68,994
Total operating expenses	2,168,685	33,815	2,440,983	70,641

Operating income (loss)	272,338	(24,104)	180,344	(60,930)

Provision for income taxes	-	-	-	-

Net income (loss) available to common stockholders	$ 272,338	$ (24,104)	$ 180,344	$ (60,930)

Basic income (loss) per common share	$ 0.70	$ (0.08)	$ 0.54	$ (0.21)

Weighted average number of shares outstanding	387,000	294,766	333,306	292,632

See Condensed Notes to Financial Statements.

AUTO UNDERWRITERS OF AMERICA, INC. INTERIM CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$ 180,344	$ (60,930)

Adjustments to reconcile net income/loss to net cash provided/used in operating activities
Provision for loan losses	399,086	-
Depreciation expense	269	-
Changes in assets and liabilities
(Increase) decrease in other assets	(16,091)	-
Increase (decrease) in accounts payable and accrued liabilities	1,079,376	9,096
Increase (decrease) in fundings payable	1,305,262
Net cash flows provided by (used in) operating activities	2,948,246	(51,834)

Cash Flows From Investing Activities
Purchase of loan portfolios	(4,469,737)	-
Capital expenditures	(6,671)	-
Loans originated	(4,735,296)	(271,614)
Loans repaid	1,930,011	38,214
Net cash flows used in investing activities	(7,281,693)	(233,400)

Cash Flows From Financing Activities
Borrowings under line of credit	5,375,023	-
Repayments under line of credit	(1,512,420)	-
Cash paid and common stock issued for advisory services	-	(25,000)
Proceeds from unsecured convertible promissory notes	165,000	135,000
Repayments on unsecured promissory notes	(25,000)	-
Debt issue costs	(32,250)	(33,918)
Proceeds from related party advances	537,510	277,336
Repayments on related party advances	(165,000)	(63,436)
Net cash flows provided by financing activities	4,342,863	289,982

Increase in cash and cash equivalents	9,416	4,748
Cash and cash equivalents, beginning of period	55,046	-
Cash and cash equivalents, end of period	$ 64,462	$ 4,748

Supplemental noncash investing and financing activities:
Notes payable converted to common stock	$ 135,000	-
Common stock issued to purchase loan portfolio	$ 520,000

See Condensed Notes to Financial Statements.

AUTO UNDERWRITERS OF AMERICA, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – PREPARATION OF INTERIM FINANCIAL STATEMENTS

We have prepared the unaudited financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities  and the amount of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown.  We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 2003 Annual Report on Form 10-KSB.

Additional significant accounting policy.

Revenue recognition – Revenue is recognized from the sales of automobiles when the Installment sales contract is executed, the vehicle is delivered to the buyer and risks and rewards of ownership have passed. Provisions for dealer and customer sales incentives, allowances, and rebates are made at the time of vehicle sales.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company achieved its first profitable quarter for the three month period ended March 31, 2004. Maintaining net profits and achieving positive cash flow from operations may be dependent upon raising additional capital which management is actively seeking, however, the ultimate success of these efforts are unknown.  The Company estimates that it can satisfy its cash requirements in the next twelve (12) months through revenues from installment contracts, its bank line-of-credit, and the proceeds from the prior offering of unsecured notes to accredited investors. The financial statements do not include any adjustments should the Company be unable to continue operations.

NOTE 3 – FINANCE RECEIVABLES

Finance receivables consist of the following at March 31, 2004:

Finance receivables – gross	$ 13,991,745
Less: allowance for credit losses	(2,970,652)
Less: unearned finance charge	(2,719,457)
$ 8,301,636

Finance receivables are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

A summary of the allowance for credit losses is as follows:

Balance at beginning of period	$ 97,851
Non-accretable acquisition fees	2,979,799
Provisions for loan losses	399,086
Loans charged off	(509,903)
Recoveries	3,819
Balance at end of period	$ 2,970,652

NOTE 4 – SENIOR DEBT

Senior debt represents funds obtained from Oak Rock Financial, LLC as follows:

(a)  Line of credit – The Company has available a $2,000,000 line of credit, bearing interest at 11.25% at March 31, 2004, and expiring on March 31, 2005 (renewable). At March 31, 2004 the line of credit balance outstanding was $1,834,776 and the Company had available $165,224 for future use.

(b)  Special purpose loan – The Company obtained a special purpose loan used to acquire two loan portfolios in the amount of $4,469,737 bearing interest at 12% per annum, a $300,000 commitment fee and a $300,000 facility fee. The Company is required to remit on a weekly basis the total collections from the installment contracts in the acquired loan portfolio reduced by the amount necessary to fund up to $30,000 per month of actual expenses incurred by the Company to effect such collections (“net proceeds”). The remittances are applied first to interest owed, then to the principal balance due, until paid in full. Thereafter, the Company is required to remit 25% of the net proceeds to be applied to the commitment and facility fees until paid in full.  In the event the net proceeds referred to above are insufficient to repay the special purpose loan, including accrued interest, Oak Rock Financial, LLC has the option of combining the unpaid balance with the amount outstanding under the Company’s line of credit balance. At March 31, 2004, the balance outstanding was $2,647,628.

All of the funds are secured by all of the assets of the Company and a personal validity guarantee by the Company’s president.

NOTE 5 – SUBORDINATED DEBT

Subordinated debt of $215,000 consists of the following at March 31, 2004:

(1)

Unsecured convertible promissory notes($215,000) – The Company issued $350,000 in unsecured convertible promissory notes pursuant to a private placement. In connection with this offering, the Company paid the placement agent $52,500 and incurred other direct costs associated with issuing the securities, which are being amortized over the period the notes are outstanding. Unamortized costs at March 31, 2004, were approximately $32,000. The notes bear interest at 9.25% per annum from the date of issuance and are payable semi-annually on May 1, 2003 and November 1, 2003, and are due through May 1, 2004. All or a portion of the unpaid principal balance is convertible into common stock at $0.50 per share, which management estimates is the current market value of the shares. Interest due on the notes is not convertible into common stock of the Company. In November 2003, $135,000 of Notes were converted into 270,000 (post-split) shares of common stock. As of the date of this filing, the remaining notes are due, however, the note holders have committed to converting the unpaid principal balance into common stock.

NOTE 6 – ADVANCES FROM RELATED PARTY

Advances from related party of $460,919 at March 31, 2004, represent unsecured, non-interest bearing funds advanced to the Company by Gateway Credit Holdings, Inc. (“Gateway”), a company with a common officer and shareholder, to fund working capital operations, as necessary.

NOTE 7 – STOCKHOLDERS’ EQUITY

Authorized Capital. On March 26, 2004, the Company filed Amended and Restated Articles of Incorporation with the State of California to (i) change its name to Auto Underwriters of America, Inc.; (ii) increase its authorized capital stock to 100,000,000 shares of no par value common stock and 10,000,000 shares of nor par value preferred stock; and (iii) effect a 100:1 reverse stock split. All share and per share information has been adjusted retroactively for the split.

The Board of Directors is authorized to issue all or any of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine the powers, designations, preferences and relative participating, optional or other rights and qualifications, limitations or restrictions thereof in a board resolution adopted by the Board of Directors and as permitted under the laws of the State of California.

Stock Option Plan. The Board of Directors and the shareholders of the Company approved and reserved for issuance 450,000 shares which may be granted under the 2004 Stock Option Plan (“Plan”) to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors may be granted incentive stock options and/or nonqualified stock options to purchase shares of the Company’s Common Stock in order to attract and retain the services or advice of such persons and provide additional incentive for such persons to exert maximum efforts for the success of the Company by encouraging stock ownership in the Company. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company. No options have been granted under the Plan.

Common Stock. During the quarter ended March 31, 2004, the Company issued 260,000 shares of Common Stock valued at $2.00 per share plus a cash payment of $2,200,000 in connection with the purchase of a loan portfolio.

Common stock outstanding. Common stock issued and outstanding has been adjusted by 990,000 shares for shares issued during February 2003 to an investment banking firm, which shares had anti-dilution and reverse split protection for two years from the date of the agreement.

NOTE 8– COMMITMENTS AND CONTINGENCIES

Letter of intent and license fee – The Company has executed a non-binding letter of intent with Gateway Credit Holdings, Inc., a related party also engaged in the non-prime automobile finance industry. Gateway has developed proprietary software, called AutoUnderwriter.com, that allows an automobile dealer or borrower to input various fields of information into an online financing application, conducts the credit screening process, and provides an answer to the applicant within thirty seconds of the application’s submittal. The non-binding letter of intent provides for the Company to purchase Gateway’s software applications and existing loan portfolio in exchange for a promissory note, which will be convertible into shares of the Company’s Common Stock.  It is contemplated that the note will bear interest at 9.25% and that the conversion ratio will be $0.30 per share of Common Stock.  If the note is converted, it is estimated that the Company may issue to Gateway shares of Common Stock representing between 16% and 32% of the Company’s outstanding Common Stock. The Company values the software at $375,000 and the loan portfolio at $1,010,000. Prior to the consummation of a definitive agreement with Gateway, the Company is using AutoUnderwriter.com and paying Gateway a fee of $150 per funded contract for use of Gateway’s computer systems and software in qualifying prospects pursuant to an informal license agreement. Total License Fees charged on the Statement of Operations for the three and nine months ended March 31, 2004 was $47,400.  This license agreement is subject to change based on the execution of a formal agreement between the companies. Shareholder approval from the Company’s shareholders and Gateway’s shareholders may be required as a condition to consummating this transaction.

Operating leases– The Company leases office space under a noncancelable lease agreements through December 31, 2005. Future minimum rental commitments under noncancelable leases for the fiscal years ended June 30 are approximately:  (2004: $43,000; 2005: $105,000; 2006: $42,000)

Contingencies– As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the Company could take the form of class action complaints by consumers. The Company believes that it has taken prudent steps to address the litigation risks associated with its business activities.

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

Debt– See Notes 4, 5 and 6 above for details.

NOTE 9 – INCOME TAXES

There is no provision for income taxes included for the three and nine months ended March 31, 2004 as the Company has available sufficient net operating loss carryforwards available to offset income from operations. There is no provision for income taxes for the comparative period of the prior year due to the Company’s loss position.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Information

            This Form 10-QSB for the quarter ended March 31, 2004 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, the Company’s growth strategies, anticipated trends in the Company’s business and future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on management’s expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

Introduction

            Auto Underwriters of America, Inc. is a non-prime, automobile finance company using advanced software, including the internet, to engage in the purchasing and servicing of non-prime installment sales contracts (“Installment Contracts”) originated by automobile dealers in the sale of new and used automobiles.  The Company acquires directly or through intermediaries Installment Contracts originated by automobile dealers in connection with their sale of new and used automobiles, vans, SUVs and light duty trucks to borrowers with limited credit histories or past credit problems (“Non-prime Consumers”).  To achieve an acceptable rate of return and provide adequate protection from excessive credit risks, Installment Contracts are purchased from dealers at a discount to the remaining principal balance.

Executive Summary

            The Company’s goal is to become a leading lender engaged in the purchasing and servicing of Non-prime Consumer Installment Contracts.  The Company previously raised $350,000 pursuant to a private placement of unsecured convertible promissory notes in January and August 2003.  In connection with this offering, the Company paid the placement agent $52,500, which will be amortized into expense over the period the notes are outstanding.  The notes have an interest rate of 9.25% and are convertible into Common Stock at $0.50 per share, which management estimates is the current market value of the shares.  As of March 31, 2004, four noteholders had elected to convert their notes into shares of the Company’s Common Stock pursuant to the terms of the notes.  The Company issued 270,000 (post-split) shares of Common Stock, in the aggregate, to these noteholders pursuant to the conversion terms.

            The Company has negotiated a $2,000,000 line of credit with Oak Rock Financial, LLC (the “Line”).  The Line bears interest at 11.25% at March 31, 2004 and expires on March 31, 2005 (renewable).  Advances under the Line are subject to 80% of the Company’s eligible receivables.  At March 31, 2004, the Line balance outstanding was $1,834,776 and the Company had available $165,224 for future use.  The Company also obtained a special purpose loan from Oak Rock Financial, LLC used to acquire two loan portfolios in the amount of $4,469,737, bearing interest at 12% per annum, a $300,000 commitment fee and a $300,000 facility fee.  The Company is required to remit on a weekly basis the total collections from the installment contracts in the acquired loan portfolio reduced by the amount necessary to fund up to $30,000 per month of actual expenses incurred by the Company to effect such collections (“net proceeds”).  The remittances are applied first to interest owed, then to the principal balance due, until paid in full.  Thereafter, the Company is required to remit 25% of the net proceeds to be applied to the commitment and facility fees until paid in full.  In the event the net proceeds referred to above are insufficient to repay the special purpose loan, including accrued interest, Oak Rock Financial, LLC has the option of combining the unpaid balance with the amount outstanding under the Company’s line of credit balance.

            The Line and the special purpose loan described above are secured by all of the assets of the Company and a personal validity guarantee by the Company’s president.

            Finance receivables represent installment loans for the purchase of automobiles, granted to high credit risk individuals.  The receivables are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.  The installment loans are typically granted for a period of thirty-six (36) to forty-eight (48) months at rates higher than those obtained in normal market conditions.  As of March 31, 2004, finance receivables, after taking account of loan losses and nonaccretable acquisition fees, were $8,301,636.

            To assist in funding its working capital operations, the Company received $460,919 in the form of a series of unsecured, non-interest bearing advances from Gateway, a related party.  The Company estimates that it can satisfy its cash requirements in the next twelve (12) months, through revenues from installment contracts, its bank line of credit, and the proceeds from the prior offering of unsecured notes to accredited investors.

Results Of Operations

            Three months ended March 31, 2004 compared to three months ended March 31, 2003

Interest Income and Loan Portfolio

            Interest income increased to $296,704 for the three month period ended March 31, 2004 from $9,711 for the same period in 2003. The primary reason interest income increased was the increase in the outstanding loan portfolio. The finance receivables net of unearned interest and allowance for credit losses equaled $8,301,636 for the period ended March 31, 2004, an increase of $8,287,555 from $344,081 for the period ended March 31, 2003. The primary reason finance receivables, net of unearned interest and allowance for credit losses, increased was due to the purchase of two loan portfolios, loan originations from our automated decisioning system “autounderwriters.com”, and direct consumer lending from the sale of automobiles. The gross finance receivable balance increased to $13,991,745 from $509,821.

Expenses

            Operating expenses, excluding provision for credit losses, interest expense and cost of sales increased to $428,613 for the three month period ended March 31, 2004 from $32,888 for the three month period ended March 31, 2003. This increase was primarily attributable to additional staffing, increased general operating expenses and the opening of two used car stores. Operating expenses as a percentage of finance receivables, net of unearned interest and allowance for credit losses decreased from 9.56% for the period ended March 31, 2003 to 5.1% for the period ended March 31, 2004.

Interest Expense

            Interest expense increased to $97,498 for the three month period ended March 31, 2004 as compared to $927 for the three month period ended March 31, 2003. The indebtedness for the period ended March 31, 2004 increased to $7,770,313 compared to $518,049 for the period ended March 31, 2003.  The increase was due to the increase in the receivable base that resulted in the purchase of two loan portfolios and loan originations from autounderwriters.com, and direct consumer lending resulting from the sale of automobiles.

            Nine months ended March 31, 2004 compared to nine months ended March 31, 2003

Interest Income and Loan Portfolio

            Interest income increased to $454,929 for the nine month period ended March 31, 2004 from $9,711 for the period ended March 31, 2003. The finance receivables net of unearned interest and allowance for credit losses equaled $8,301,636 for the period ended March 31, 2004, an increase of $8,287,555 from $344,081 for the period ended March 31, 2003. The primary reason finance receivables, net of unearned interest and allowance for credit losses, increased was due to the purchase of two loan portfolios, loan originations from our automated decisioning system “autounderwriters.com”, and direct consumer lending from the sale of automobiles. The gross finance receivable balance increased to $13,991,745 from $509,821. The primary reason interest income increased was the increase in the outstanding loan portfolio.

Expenses

            Operating expenses, excluding provision for credit losses, interest expense, and cost of sales increased to $633,483 for the nine month period ended March 31, 2004 from $68,994 for the nine month period ended March 31, 2003. This increase of $564,489 was primarily attributable to the additional staffing, increased general operating expenses and the opening of two dealerships. Operating expenses as a percentage of finance receivables, net of unearned interest and allowance for credit losses, decreased from 20.05% for the nine month period ended March 31, 2003 to 7.63% for the nine month period ended March 31, 2004.

Interest Expense

            Interest expense was $164,926 for the nine month period ended March 31, 2004 as compared to $1,647 for the nine month period ended March 31, 2003. The indebtedness for the period ended March 31, 2004 increased to $7,770,313 compared to $518,049 for the period ended March 31, 2003.  The increase was due to the increase in the receivable base that resulted in the purchase of two loan portfolios, loan originations from autounderwriter.com, and direct consumer lending resulting from the sale of automobiles.

Analysis Of Credit Losses

            Because of the nature of the borrowers under the Installment Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Installment Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by the Company.

            The Company pools Installment Contracts according to two categories: a) indirect originations and b) direct originations based on the different methods contracts are originated and the respective pricing and credit quality of the Installment Contract.  All Installment Contracts purchased by each category during a fiscal quarter comprise a pool. This method of pooling by category and quarter allows the Company to evaluate the different markets and origination method. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each category.

            Through autounderwriters.com, Installment Contracts are purchased from many different dealers and are all purchased on an individual contract basis. Individual contract approval and pricing is determined by our automated decision system and is interest rates charged vary from between 13.72% to 28.95% depending on the credit quality and individual state laws.

            Dealer discounts represent the difference between finance receivables, net of unearned interest of an installment contract, and the amount of money the Company actually pays for the contract. The discount negotiated by the Company is a function of the credit quality of the customer and the amount financed. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount relates to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount into a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a pool, which is not fully liquidated, then a charge to income through the provision is used to reestablish adequate reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are immediately recognized into income. For pools not fully liquidated that are determined to have excess reserves, such excess amounts are accreted into income over the remaining life of the pool. To date, there have been no reserves accreted into income.

            The Company has definitive underwriting guidelines it utilizes to determine pricing and which contracts to purchase. These guidelines are very specific and result in all loan purchases having common risk characteristics. The Company utilizes its automated decisioning system, autounderwriters.com, to ensure adherence to these underwriting guidelines. The Company also utilizes an internal audit procedure to assure adherence to its underwriting guidelines.

            In analyzing a pool, the Company considers the performance of prior pools originated, the performance of prior Installment Contracts purchased from the dealers whose Installment Contracts are included in the current pool, the credit rating of the borrowers under the Installment Contracts in the pool, and current market and economic conditions.  Each pool is analyzed quarterly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary.

            The allowance for credit losses increased to $2,970,652 for the nine months ended March 31, 2004 from $14,708 for the nine months ended March 31, 2003.

            The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Indirect contracts purchased and Direct loans originated:

	March 31, 2004		March 31, 2003
Indirect contracts
Gross balance outstanding	$ 3,341,228		$ 509,821

	Dollar		Dollar
Delinquencies	Amount	Percent*	Amount	Percent*

30 to 59 days	$ 23,787	0.71%	0	0.0%
60 to 89 days	$ 17,244	0.52%	0	0.0%
90 + days	$ 16,764	0.50%	0	0.0%
	_________	_________	_________	_________
Total delinquencies	$ 57,795	1.73%	0	0.0%

Direct loans
Gross balance outstanding	$10,650,517		$ 0

Delinquencies
30 to 59 days	$ 170, 101	1.60%	0	0.0%
60 to 89 days	$ 130, 465	1.22%	0	0.0%
90 + days	$ 177, 882	1.67%	0	0.0%
	_________	_________	_________	_________
Total delinquencies	$ 478, 448	4.49%	0	0.0%

*Delinquencies as a percent of outstanding balance

            The Company does not give much consideration to short-term trends in delinquency percentages when evaluating reserve levels. Delinquency percentages tend to be very volatile and often are not necessarily an indication of future losses. The Company utilizes as static pool approach to analyzing portfolio performance and looks at specific pool performance and recent trends as leading indicators to future performance of the portfolio.

Liquidity and Capital Resources

            The Company’s cash flows for the nine month periods ended March 31, 2004 and March 31, 2003 are summarized as follows:

	Nine months ended March 31, 2004	Nine months ended March 31, 2003
Cash provided by (used in):
Operating Activities	$ 2,948,246	($ 51,834)

Investing Activities	($ 7,281,693)	($ 233,400)
(primarily purchase of
Contracts)

Financing Activities	$ 4,342,863	$ 289,982

Net increase in cash	$ 9,416	$ 4,748

            The Company’s primary use of working capital during the nine months ended March 31, 2004 was the funding of the purchase of Installment Contracts. The Installment Contracts were financed substantially through borrowings on the Line. The Line is secured primarily by Installment Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of March 31, 2004 the Company had approximately $165,224 available under the Line. The Company has also funded a portion of its working capital needs through the issuance of subordinated notes.

            The Company believes that borrowings available under the Line as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt and, or the sale of additional securities, will be sufficient to meet its short-term funding needs.

            The Company has recently negotiated an amendment to increase the amount of the Line to $3,000,000.

            On March 15, 2004, the Company’s shareholders approved (1) the election of Dean Antonis, Divina Viray and Robert Vaughan as directors of the Company, (2) the adoption of the 2004 Stock Option Plan, (3) the ratification of  Clancy and Co., P.L.L.C. as the Company’s independent auditors for the year ending June 30, 2004, (4) a reverse stock split of all outstanding shares of Common Stock on a one-for-one hundred basis, (5) an increase in the authorized capital of the Company of 10,000,000 shares of preferred stock, and (6) the change of the Company’s name to “Auto Underwriters of America, Inc.”

ITEM 3.          CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our Principal Executive Officer and the Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004 in accordance with Rule 13a-15 under the Exchange Act.  Based on his evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures enable us to:

•

record, process, summarize and report within the time periods specified in the Security and Exchange Commission’s rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act; and

•

accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

            (b)     Changes in internal control over financing reporting

            There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

None

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

In March 2004, the Company issued 260,000 shares of its Common Stock to 1 accredited investor pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and a related state limited offering exemption.  The issuance occurred in connection with the closing of an asset purchase agreement between the Company and two entities owned by the investor, pursuant to which the Company acquired certain loan portfolios and related assets in consideration for the issuance of the Common Stock and the payment of $2,200,000 in cash.

ITEM 3.          DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of the Company was held on March 15, 2004 for the principal purposes of (1) electing three directors to the Board of Directors; (2) approval of the 2004 Stock Option Plan; (3) approval of Clancy and Co., P.L.L.C. as the Company’s independent accountants for the year ending June 30, 2004; (4) approval of a reverse stock split of the Company’s Common Stock whereby each 100 outstanding shares were consolidated into 1 share; (5) approval of an amendment to the Company’s Articles of Incorporation authorizing up to 10,000,000 shares of preferred stock; and (6) approval of an amendment to the Company’s Articles of Incorporation changing the name of the Copan to “Auto Underwriters of America, Inc.”

The following votes were cast by shareholders with respect to the election of directors named in the Company’s Proxy Statement, dated February 11, 2004, for the Annual Meeting.

Nominee

Shares Voted For

		Withhold Authority

Dean Antonis	34,657,595	185,232
Divina Viray	34,455,895	386,932
Robert Vaughan	34,661,895	180,932

The following votes were cast by shareholders with respect to approval of the 2004 Stock Option Plan.

Shares Voted For

		Shares Voted Against	Shares Abstained

Approve the 2004 Stock Option Plan	30,441,993	410,582	105,320

The following votes were cast by shareholders with respect to approval of Clancy and Co., P.L.L.C. as the Company’s independent accountants for the year ending June 30, 2004.

Shares Voted For

		Shares Voted Against	Shares Abstained

Approve Clancy and Co., P.L.L.C. as the Company’s independent accountants for the year ending June 30, 2004.	34,613,546	135,550	93,731

The following votes were cast by shareholders with respect to approval of a reverse stock split of the Company’s Common Stock whereby each 100 shares were consolidated into 1 share.

Shares Voted For

		Shares Voted Against	Shares Abstained

Approve reverse stock split of the Company’s Common Stock whereby each 100 outstanding shares were consolidated into 1 share.	34,165,413	525,832	151,582

The following votes were cast by shareholders with respect to approval of an amendment to the Company’s Articles of Incorporation authorizing up to 10,000,000 shares of preferred stock.

Shares Voted For

		Shares Voted Against	Shares Abstained

Approve amendment to the Company’s Articles of Incorporation authorizing up to 10,000,000 shares of preferred stock.	30,383,323	429,716	144,856

The following votes were cast by shareholders with respect to approval of an amendment to the Company’s Articles of Incorporation changing the name of the Company to “Auto Underwriters of America, Inc.”

Shares Voted For

		Shares Voted Against	Shares Abstained

Approve amendment to the Company’s Articles of Incorporation changing the name of the Company to “Auto Underwriters of America, Inc.”	34,384,148	151,882	306,797

ITEM 5.          OTHER INFORMATION.

As disclosed in Item 2 above, during the quarter ended March 31, 2004, the Company acquired certain loan portfolios and related assets from Advantage Autoplex, Inc., a Texas corporation and TAB Enterprises, Inc., a Texas corporation in consideration for the payment of $2,200,000 in cash and the issuance of 260,000 shares of the Company’s Common Stock.  As disclosed elsewhere in this report, the Company obtained a special purpose loan from Oak Rock Financial, LLC to assist in making the cash payment for this acquisition.  Additionally, the original asset purchase agreement executed between the parties required the Company to issue a certain number of shares of Common Stock and Preferred Stock as part of the consideration with respect to the acquisition of the assets.  However, the parties subsequently entered into a second asset purchase agreement that revised the amount of assets being acquired and adjusted the number of shares to be issued to 260,000 shares of Common Stock and no shares of Preferred Stock.  The two asset purchase agreements are attached as exhibits to this report.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation

10.1	Asset Purchase Agreement with Advantage Autoplex, Inc. and TAB Enterprises, Inc. dated March 10, 2004

10.2	Asset Purchase Agreement with Advantage Autoplex, Inc. and TAB Enterprises, Inc. dated March 12, 2004

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTO UNDERWRITERS OF AMERICA, INC.

Date: August 13, 2004	By: /s/ DEAN ANTONIS
Dean Antonis
President and Treasurer