Form 10KSB
period 2004-06-30
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2005-05-12
CIK 726747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:  June 30, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.0-11582

AUTO UNDERWRITERS OF AMERICA, INC.
(Exact Name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	94-2915849 (I.R.S. Employer Identification Number)

2755 Campus Drive, Suite 155
San Mateo, CA 94403
(Address of Principal Executive Offices, Including Zip Code)

Registrants Telephone Number, Including Area Code:   (650)  377-4381

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

Yes           No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Registrant’s revenues for its most recent fiscal year: $7,061,096

As of May 5, 2005, 2,385,053 shares of common stock, no par value, were outstanding.  The aggregate market value of the common stock held by non-affiliates of the Registrant on that date was approximately $0.  Shares of common stock held by officers, directors and each person who owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed affiliates.

Documents Incorporated By Reference: None

This Form 10-KSB consists of 52 pages.  The Exhibit Index begins on page 37.

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

PART I

            In this annual report on Form 10-KSB the terms “Auto Underwriters,” “Company,” “we,” “us” and “our” refer to Auto Underwriters of America, Inc. and we refer to our no par value common stock as common stock.

Item 1.     DESCRIPTION OF BUSINESS

Overview

            Auto Underwriters of America, Inc. was incorporated in California in July 1981. Our corporate offices are located at 2755 Campus Drive, Suite 155, San Mateo, CA.

            We began operations in August 1983, under the name Advanced Cellular Technology, Inc. and developed and marketed cellular mobile telephone control units and resold used PBX telecommunications equipment. On December 31, 1990 we suspended operations and remained inactive until the second quarter of the fiscal year ended June 30, 2003, when we reorganized, instituted new management, effectuated a reverse stock split, adopted our current name, filed for quotation of our common stock on the OTC Bulletin Board and began our planned principal operations as a specialty finance company and specialty retailer of used cars and light trucks.  Our operation now consists of self-financed used car sales.

Used Car Sales and Financing

            We began our used car lending operations in December 2002 through our website, AutoUnderwriter.com, to provide financing programs to automobile dealers, primarily on behalf of purchasers of new and used cars and light trucks who meet our credit standards.  Generally, our target customers do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer’s credit history. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, we are willing to purchase installment sales contracts for purchases made by borrowers who have short or impaired credit histories and for used automobiles. In making decisions regarding the purchase of a particular contract, we consider the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history. In addition, we examine the value of the automobile in relation to the purchase price and the term of the contract.  In the year ended June 30, 2004, gross revenues from our Internet financing process represents about 9% of our total revenues.

Expansion into Houston, Texas Market

            We began retailing used cars and light trucks and direct lending in January 2004. We purchase, recondition, sell and finance used vehicles.  These operations are comprised of three dealerships in Houston, Texas, which operate under the name Affordable Cars & Trucks. These dealerships also utilize the AutoUnderwriter.com credit decision software, which aids in the analysis of the credit worthiness and proper deal structure for each customer financed.  Our system takes into account the individual’s income, job and residence history, credit score and history. Other variables are then factored in such as type of car financed, term interest rate and down payment. The typical contract structure is a down payment of 10% to 20%, an average interest rate of 22% and a term of 36 months.

The Automotive Finance Industry

            The automobile finance industry originated in the early part of the 20th century when automobile manufacturers created financing subsidiaries in response to the hesitancy of banks to enter the new and potentially risky market of providing credit to consumers to purchase mass produced automobiles.  Banks eventually competed with these captive subsidiaries, and in the deregulated environment of the early 1980s, savings and loans also entered the market.  Financing subsidiaries and banks did not completely service the market, however, as the captive subsidiaries focused on stimulating demand for the manufacturers’ new vehicles, and depository institutions were generally positioned to serve low-risk borrowers without the necessary collection efforts and charge-offs associated with higher risk, borrowers with limited credit histories or past credit problems (“non-prime consumers”).  The non-prime consumer market, where primarily used automobiles are purchased, has been consistently under-served.

The Non-Prime Market

            The non-prime consumer credit segment of the automotive finance market is comprised of individuals who are unable to obtain financing through traditional sources such as a bank or a captive finance company due to either incomplete or imperfect credit histories.

            Despite the opportunities we perceive in the non-prime consumer market, many traditional financing sources, such as banks, savings and loans, credit unions, captive finance companies and leasing companies do not consistently provide financing to, or have from time to time withdrawn from, this market.  We believe market conditions, increased regulatory oversight and capital requirements imposed by governmental agencies, have limited the activities of many banks and savings and loans in this market.  In addition, we believe that captive finance arms of major automotive manufacturers only focus their marketing efforts on this segment when inventory control and/or production scheduling requirements of their parent organizations dictate a need to focus on this market, and exit the market once these sale volumes are satisfied.  Further, many financial organizations electing to remain in the automotive finance business have migrated toward higher credit quality customers to reduce their processing and collection costs.  As a result of these conditions, we believe that the non-prime consumer automotive finance market is highly fragmented, and primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit.  Due to such a lack of a major, consistent financing source, a number of competitors, including well-capitalized public companies, have entered this market in recent years.

Indirect Lending

            We provide automobile financing to the non-prime consumer market.  This is achieved through the purchase and servicing of non-prime consumer contracts originated by automobile dealers who have been pre-approved by us and through direct sales of automobiles.  No credit applications are accepted from any dealer that has not been approved by us and who have not entered into a dealer agreement.  We approve automobile dealers who meet the following criteria:

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

            Once we approve and sign up a dealer, we begin to fund loans referred by the dealer.  Once a loan is received, we either (1) accept the deal structure of the loan and inform the dealer that we will finance the loan; (2) finance the loan subject to the satisfaction of various conditions or subject to the alteration of the deal structure; or (3) reject the loan.  Our decision whether to accept or reject the financing of an automobile loan is often contingent upon our review of the deal structure and the credit history of the borrower. Furthermore, all approvals are subject to contract verification prior to funding.

            The first step in our approval process consists of a review of the credit report of the borrower. With respect to credit information supplied by borrowers, we established certain credit criteria to be satisfied by each borrower.  Factors reviewed include the borrower’s stability of residence, employment history, bank information, credit history, income, discretionary income, ability to pay, and debt ratio.

            Although borrowers under the contracts are somewhat less creditworthy than typical purchasers of automobiles from new car dealers, we established certain general criteria to be used as a guide to purchasing contracts:

•	The purchase discount from the face amount of the loan will generally range between 5% and 12% depending on the creditworthiness of each individual borrower;
•	Contracts have an original term of 60 months or less;
•	The age of the financed vehicle may not exceed eight years;
•	The borrowers on the contracts are required to make a down payment in cash plus net trade-in allowance of a minimum 10% of the purchase price of the financed vehicles;
•	The interest rate on the contract will not violate any applicable usury laws;
•	No contract may be in arrears at the time of purchase; and
•	We maintain first payment recourse on all non-franchise dealers.

            We use our website AutoUnderwriter.com which allows an automobile dealer or borrower to input various fields of information into an online financing application, conducts the credit screening process, and provides an answer to the applicant within thirty seconds of the application’s submittal.  AutoUnderwriter.com, which we currently use pursuant to a license agreement with Gateway Credit Holdings, Inc., an affiliated entity, is divided into 2 paths:

•

A dealer path allows automobile dealers to enter consumer credit applications online and obtain instant credit decisions and deal structures for our purchase of contracts.  This path also enables dealers to enter existing deal structures and obtain instant pricing for our purchase of existing contracts.  As described above, participating dealers must first register to use the website and enter into a dealer agreement before we will receive any applications from the dealer.

•

A consumer path allows a consumer to complete an online credit application and receive an instant credit decision, print loan documentation and a list of automobile dealers in the area that we have pre-approved.  The print loan documentation is intended to be used as evidence of a pre-approved lending arrangement between the consumer and us, thereby making it easier for the consumer to purchase and finance a vehicle.  When the consumer presents the certificate to a participating dealer, the dealer must enter the certificate number into the specified field through the dealer path on the website, as well as enter the required information concerning the vehicle to be purchased and the contract structure.  We then verify that the vehicle information and contract structure are acceptable and gives final approval to the transaction.

            We believe that AutoUnderwriter.com provides the following benefits:

•

Instant Credit Decisions.  The website provides dealers and consumers with online credit decisions within thirty seconds after an online application is submitted.  After the online decision is made, we verify the loan documentation sent by the dealer and ensures that the loan and the borrower satisfy our internal criteria for financing.  Our verification process normally is completed within three days of the receipt of the loan documentation.  We believe that the speed at which dealers and consumers can receive a credit decision for the financing of a loan will encourage dealers and consumers to use the website and will ultimately result in more financing opportunities.

•

Automatic Deal Structures.  Dealers have the option of (i) entering financing deals that they already structured and we will give the dealer a decision on whether we will finance the deal, or (ii) we will process the application and provide the dealer an approval with the maximum contract limits that will enable us to purchase the contract.

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

            As of June 30, 2004, we had non-exclusive agreements with approximately 750 dealers, of which approximately 450 are active, for the purchase of contracts that meet our financing criteria. The dealer agreements require the dealer to originate contracts in accordance with  our guidelines. Once we purchase a contract, the dealer is no longer involved in our relationship with the borrower, other than through the existence of a first payment default recourse provision and limited representation and warranties of the dealer.

            Customers typically make down payments, in the form of cash or trade-in, ranging from 10% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service contracts and GAP insurance, are generally financed over a period of 24 to 60 months.

            We purchase contracts from automobile dealers at a price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the amount financed and the creditworthiness of the customer. Historically, the contracts we purchase are at discounts that range from 5% to 12% of the original principal amount.  In addition to the discount, we charge the dealer a processing fee of $195 per contract purchased.  As of June 30, 2004, our loan portfolio consists exclusively of contracts purchased with first payment default recourse to the dealer. The dealer also remains liable to us for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

            Our policy is to only purchase a contract after the dealer has provided proof that we have a first priority lien on the financed vehicle (or that we have in fact perfected such priority lien)

that the customer has obtained the required collision insurance naming us as loss payee and that the contract has been fully and accurately completed and validly executed. Once we receive and verify all required documents, we pay the dealer for the contract and commence servicing.

            We require the owner of the vehicle to obtain and maintain collision insurance, naming us as the loss payee, with a deductible of up to $500. Both we and the dealers we do business with offer customers certain “add on products.” These products are offered by the dealer on our behalf or by the automobile dealer on behalf of the dealership at the time of sale. They consist of extended warranty protection and GAP insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the contract.

Specialty Retailing and Direct Lending

            We began our retailing operations in January 2004, selling and financing used automobiles to credit impaired borrowers in Houston, Texas through three dealerships, which operate under the name Affordable Cars & Trucks. Our facilities also contain three payment centers, a reconditioning center, and our corporate office is in Dallas, Texas.

            We use the AutoUnderwriter.com credit decision software to determine the credit worthiness and proper deal structure for each customer financed. Sales people are not granted credit authority. The system takes into account the individual’s income, job and residence history, credit score and history. Other factors are then factored in such as type of car financed, term interest rate and down payment. The typical contract structure is a down payment of 10% to 20%, an average interest rate of 22% and a term of 36 months.

            Our customer credit approval process begins with the completed credit application and proof of down payment. If the job time, residence stability and income meet acceptable guidelines, a credit bureau report is requested via the AutoUnderwriter.com software. The customer must be a U.S. citizen and have a valid drivers license. During the loan documentation process the customer must provide seven personal references and proof of full coverage insurance listing us as loss payee. In many instances the customers choose to purchase auto insurance from Elite Auto Insurance, which has offices in each of our retail stores. The loan documents are reviewed for completeness and verified for accuracy and authenticity.

            Each customer is required to fill out and authorize an ACH transfer of funds from their personal checking or saving account for their semi-monthly payment. In the event that the customer’s ACH transfer is unsuccessful, the customer is required to bring their payment to one of our payment centers.

            Collections are a primary focus of management. Customer accounts are constantly monitored and customers are called two days before the payment is due.  We do not offer a grace period for our customer payments and believe by acting swiftly, our losses are less severe.  The retail lot manger sets the stage for the payment of the account. The customer is advised and thoroughly understands and signs a disclosure specifying, “Your payment must be paid on time or your vehicle is subject to repossession.” This philosophy is followed throughout our entire business. We repossess between 25 and 50 vehicles per month. Many are voluntary repossessions; others are handled by licensed, insured and bonded repossession agents. To better insure us against loss exposure, we install GPS locating devises in each vehicle. These devises enable the repossession company to locate the car within minutes after the car is assigned for repossession. Most of our repossessed cars are reconditioned at our recondition and maintenance facility and remarketed. The cars that cannot be reconditioned are sold to wholesalers or at one of the Houston area auctions.

            Each of our retail outlets maintain an inventory of 40 to 80 vehicles, including a wide range of makes and models. The average age of a retail vehicle is 2 to 4 years old.  The majority of our inventory is acquired through auctions and new car store wholesalers. Management’s buying strategy is one of the keys to its success. The average cost of the vehicles purchased is below $6,500.  Our goal is to have less than $6,000 of cost riding in the street (if we purchase an $8,000 truck at the auction, the down payment must be $2,000 minimum). The salesman and managers incentive compensation is directly correlated to down payment, which play a significant role in our contract structure and cost of vehicle in the street.  Trucks, small SUV’s and four door cars make up 95% of our inventory.  We purchase between 130 and 180 vehicles per month.

            All vehicles are inspected prior to taking delivery and any further maintenance that may be required before the car is moved to the retail lot is preformed at our reconditioning center. Repossessions and trade-ins that cannot be used as retail units are sold at one of the area auctions, sold for cash on one of our retail car lots or bid to several wholesalers.

            Management believes that by selling a higher quality, newer, lower mileage used car and providing on-going service and maintenance results in a more satisfied customer and fewer defaults on the finance contracts.

            Our retail operations focus on the Hispanic market in the Houston, South Texas and Dallas/Ft. Worth markets. We advertise extensively on television and in auto sales magazines (exclusively Spanish speaking). We emphasize our multiple locations, wide selection of vehicles, and ability to provide financing to a wide array of customers.  We will continue to focus our efforts on the Hispanic niche market.

Monitoring And Enforcement Of Contracts

            We require all customers to maintain collision insurance covering damage to the vehicle. Failure to maintain insurance constitutes a default under the contract and we may at our discretion, repossess the vehicle. To reduce potential loss due to insurance lapse, we have the contractual right to force place our own collateral protection insurance policy, which covers loss due to physical damage to vehicles not covered by collision insurance.

            Our management information services personnel maintain a number of reports to monitor compliance by customers with their obligations under contracts and direct loans owed to us. Our management and staff may access these reports on a real-time basis. The reports include: delinquency aging reports, insurance due reports, vehicle information reports, purchase reports, dealer analysis reports, static pool, and repossession reports.

            A delinquency report is an aging report that provides basic information regarding each account and indicates accounts that are past due. The report includes information such as the account number, address of the customer, home and work phone numbers of the customer, original term of the contract, number of days past due, outstanding balance, due dates, date of last payment, number of days past due, scheduled payment amount, amount of last payment, total past due, and payment arrangements or agreements.

            Once an account becomes 30 days past due, repossession proceedings are implemented unless the customer provides us with an acceptable explanation for the delinquency and displays a willingness, and the ability to make the payment, and commits to a plan to return the account to current status. Once a vehicle has been repossessed, the account is written off and the related loan balance no longer appears on the delinquency report.

            When an account becomes delinquent, we immediately contact the customer to determine the reason for the delinquency and to determine if arrangements for payment can appropriately be made. Once payment arrangements acceptable to us have been made, the information is entered in its database and is used to generate a follow-up date for the collection staff.

            We generate an insurance report to monitor compliance with the insurance obligations imposed upon customers. This report includes the account number, name and address of the customer, and information regarding the insurance carrier, as well as summarizes the insurance coverage, identifies the expiration date of the policy and provides basic information regarding payment dates and the term of the contract.  This report assists us in identifying customers whose insurance policies are up for renewal or are in jeopardy of being canceled.  We send written notices to, and make direct contact with, customers whose insurance policies are about to lapse or be canceled.  If a customer fails to provide proof of coverage within 30 days of notice, we have the option of purchasing insurance and adding the cost and applicable finance charges to the balance of the contract.

            We prepare a repossession report that provides information regarding the repossessed vehicles and aids us in disposing of repossessed vehicles. In addition to information regarding the customer, this report provides information regarding the date of repossession, the date the vehicle was sold, number of days it was held in inventory prior to sale, year, make and model of the vehicle, mileage, payoff amount on the Contract, NADA book value, Black Book value, suggested sale price, location of the vehicle, original dealer, condition of the vehicle, and notes other information that may be helpful to us.

            We also prepare a dealer analysis report that provides information regarding each dealer from which it purchases contracts. This report allows us to analyze the volume of business done with each dealer and the terms on which it purchased contracts from the dealer.

            Our policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the customer has not made payment arrangements acceptable to us or has failed to respond to the requests for payment, a repossession request form is prepared. The repossessing agent delivers the vehicle to a secure location specified by us where it is held. We maintain relationships with several licensed repossession firms that repossess vehicles for fees that range from $175 to $350 for each vehicle repossessed. As required by law, certified letter notifies the customer that the vehicle has been repossessed and that to regain the vehicle, he or she must make arrangements satisfactory to us and pay the amount owed under the contract within ten to twenty days after the delivery of the letter.

            The minimum requirement for return of the vehicle is payment of all past due amounts under the Contract and all expenses associated with the repossession incurred by us.  If satisfactory arrangements for return of the vehicle are not made within the statutory period, we then either sell the vehicle to a dealer or have it transported to an automobile auction for sale. On average, approximately 30 days lapse between the time we take possession of a vehicle and the time it is sold by us or sold at auction. When we determine that there is a reasonable likelihood of recovering part or all of any deficiency against the customer under the contract, we pursue legal remedies available to us.

Consumer Credit Characteristics

            We focus on serving that portion of the automobile finance market that has historically been under-served, consisting of individuals with incomplete credit histories or past credit problems.  We believe that gradations exist with respect to the credit profiles of customers of automobile financing according to the following generalized criteria:

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

            We primarily target non-prime consumers who fall into the “B” and “C” categories in its indirect lending program and “D” categories in our direct lending programs and consumers with cash down payment of at least 10% of the purchase price of the automobile.  We estimate that default rates during the life of non-prime credits range from 5% to 40%.  Finance companies that acquire non-prime credits require higher yields to compensate for the risks of default and collection expenses assumed.  We believe, based on our prior experience, that low-grade finance paper can be resold to other finance organizations at a higher grade after the consumer has made regular payments for at least six months.

Competition

            The market for the purchase and servicing of contracts is intensely competitive, highly fragmented and has no dominant leader.  We face competition from commercial banks, savings and loan associations, credit unions, captive finance subsidiaries of automobile manufacturers and other non-prime consumer lenders.  However, we believe that many of these financial organizations do not consistently solicit business in the non-prime consumer credit market.  The non-prime market is primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit.

            Several online services companies are beginning to offer automobile financing alternatives. Therefore, we will be affected by the competitive factors faced by both Internet commerce companies as well as traditional companies within the automotive and consumer finance industries. The market for Internet-based lending services is new, and competition among commercial websites is expected to increase significantly.  New emerging technologies and the expansion of existing technologies will increase competitive pressures from new participants entering the market.

            Our competitors include, among others, Americredit Corp., Monaco Finance, Inc., Consumer Portfolio Services, Inc., and First Investors Financial Services Group, Inc.

Regulation

            Our financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that we must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which we do business.  Compliance with existing laws and regulations has not had a material adverse effect on our operations to date. We believe that we maintain all requisite licenses and permits and our in material compliance with all applicable local, state and federal laws and regulations. We periodically review our dealership practices in an effort to ensure such compliance. The following constitute certain of the federal, state and local statutes and ordinances with which we must comply:

•	State Licensing Requirements. We maintain a Sales Finance Company License as well as consumer loan licenses in states that require them.

•

Fair Debt Collection Act. The Fair Debt Collection Act and applicable state law counterparts prohibits us from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

•

Truth in Lending Act. The Truth in Lending Act requires us and the dealers we do business with to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on each contract or direct loan.

•

Equal Credit Opportunity Act. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reason for the rejection.

•

Fair Credit Reporting Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer-reporting agency.

•

Gramm-Leach-Bliley Act. The Gramm-Leach-Blailey Act requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters.

•

Soldiers’ and Sailors’ Civil Relief Act. The Soldiers’ and Sailors’ Civil Relief Act requires us to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

•

Electronic Funds Transfer Act. The Electronic Funds Transfer Act prohibits us from requiring our customers to repay a loan or other credit by electronic funds transfer (“EFT”), except in limited situations which do not apply to us.  We are also required to provide certain documentation to ours customers when an EFT is initiated and to provide certain notifications to our customers with regard to preauthorized payments.

•

Telephone Consumer Protection Act. The Telephone Consumer Protection Act prohibits telephone solicitation calls to a customer’s home before 8 a.m. or after 9 p.m. In addition, if we make a telephone solicitation call to a customer’s home, the representative making the call must provide his or her name, our name, and telephone number or address at which our representative may be contacted. The Telephone Consumer Protection Act also requires that we maintain a record of any requests by customers not to receive future telephone solicitations, which must be maintained for five years.

•	Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect our ability to recover collateral or enforce a deficiency judgment.

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

Employees

            As of February 25, 2005, we had 42 full-time employees.  None of our employees are subject to a collective bargaining agreement, and we consider our employee relations generally to be good.

Risk Factors

            Limited Assets and Operating History.  We have no operating history as a specialty finance company prior to the fiscal year ended June 30, 2003 and do not have, and are not expected to have, any significant assets other than the contracts that we buy and originate.  We give no assurance that our efforts to engage in the specialty finance business will be successful.  As a business with a limited operating history, if we fail to establish a profitable business, compete effectively in our market, attract qualified employees, build an adequate infrastructure or enhance our technologies, we may not obtain or maintain profitability.

            Ability To Manage Growth; Risks Associated With Expansion and Changes In Business.  Our future growth will depend in large part on our ability to purchase contracts, open additional used car stores, manage expansion, control costs in our operations, integrate acquisitions into existing operations, underwrite and collect finance receivables without significant losses, develop the human resources necessary to support rapid growth and establish and maintain the infrastructure necessary to execute our business plan. While we are presently focusing on internal expansion, a portion of our growth has resulted from acquisitions of existing contract portfolios and related businesses.   We will continue to consider selected acquisitions under appropriate circumstances.

            Our growth has placed significant demands on all aspects of our business, including our management, administrative, operational financial reporting and other systems personnel. Additional growth may further strain our systems and resources, and there can be no assurance that our operations, resources, procedures and controls will be adequate to support further expansion.  As growth continues, we will review our management infrastructure, systems and financial controls, new store locations and any acquired used car dealership operations and make adjustments or reorganizations as appropriate. Unforeseen capital and operating expenses, liabilities, and barriers to entry in the markets in which we have little or no prior experience, or other difficulties, complications and delays frequently encountered in connection with the expansion and integration of operations, could inhibit our growth. In order for us to recognize the full benefits of a significant acquisition, we will need to integrate the acquisition with our administrative, finance, sales, personnel, and marketing organizations.

            Our ability to continue to grow our specialty retail business will also be dependent upon, among other things, our ability to attract and retain competent management, the availability of capital to fund expansion and the availability of suitable store locations and, to a lesser extent, suitable acquisition candidates.  We intend to finance expansion through a combination of our available cash resources, borrowings from financial institutions and, in appropriate circumstances, the issuance of equity and/or debt securities. Expansion will have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. In addition, the issuance of additional shares of common stock in connection with acquisitions may substantially dilute the interests of existing shareholders.

            Our finance receivables portfolio has grown rapidly since our inception and such growth is expected to continue. This growth creates the risk that our provision for credit losses will not be sufficient to cover actual losses on the portfolio.  Our failure to maintain a sufficient provision for credit losses could have a material adverse effect on our financial condition, results of operations or cash flows. See “Management Discussion and Analysis of Financial Condition and Results of Operations -- Analysis of Credit Losses.”

            The diversion of management’s attention required by the integration of multiple stores, as well as any other difficulties which may be encountered in the transition and integration process, could have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance that we will successfully open additional stores, or identify suitable acquisition candidates or that acquisitions will be consummated on acceptable terms or that we will be able to integrate successfully the expanded operations or manage the related increase in personnel.

            Unseasoned Loan Portfolio. Due to our loan portfolio growth during the last twelve months, a significant portion of the loans are unseasoned. Accordingly, delinquency and loss rates in the portfolio will most likely fluctuate unpredictably.  Cars that serve as collateral will, in most cases, be worth less than the unamortized principal and interest charges. The resale prices of used cars will affect the amount realized following repossession of collateral. Further, we may also incur significant costs prior to repossessing a financed vehicle and for reselling such vehicle after repossession.  We do not intend to purchase insurance to protect against loan defaults or make up the difference between the principal amount remaining in a defaulted loan and the net proceeds realized on the resale of a repossessed vehicle that secured such defaulted loan. There is no assurance that loans made by us to our customers will ultimately be repaid, which would result in our having to write off such loans and would materially and adversely affect our financial condition, results of operations or cash flows.

            High Leverage.  We are highly leveraged. On June 30, 2004, our total indebtedness was approximately $9,363,483 or 93% of our total assets. A substantial portion of such debt is collateralized by our finance contracts, automobile inventory and certain property, plant and equipment.  Our substantial leverage could have adverse consequences, including: (i) limiting our ability to obtain additional financing, (ii) requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, (iii) exposing us to interest rate fluctuations due to floating interest rates on certain borrowings, (iv) increasing our vulnerability to changes in general economic conditions and competitive pressures, and (v) limiting our ability to capitalize on potential growth opportunities.

            Substantial Need For Additional Capital.  We will require additional capital in order to fund our expansion. If adequate funds are not available on terms acceptable to us, we may be required to significantly curtail our expansion plans. Historically, we have funded most of its capital expenditures through the issuance of debt, which, is convertible into shares of common stock.  Our ability to fund the planned expansion is directly related to the continued availability of these and other funding sources.

            The operation of used car dealerships and finance companies is capital intensive.  We require capital to: (i) acquire and maintain inventories of cars and parts, (ii) originate finance contracts, (iii) purchase and maintain service equipment and (iv) maintain its facilities.  We finance the purchase of all of our used car inventory and lease the properties on which we conduct business.  Consequently, we incur significant operating, borrowing and fixed occupancy costs. Should the requirements exceed current estimates, we could be required to seek additional financing in the future. There can be no assurance that we will be able to obtain such financing when needed or on acceptable terms. As a result, we may be forced to reduce or delay additional expenditures or otherwise delay, curtail or discontinue some or all of our operations. Further, if we are able to access additional capital through borrowings, such debt will increase our already substantial debt obligations, which could have a material adverse effect on our financial condition, results of operations or cash flows.

            Our financing transaction terms are affected by a number of other factors that are beyond our control, including among others, conditions in the securities and finance markets generally, prevailing interest rates and prevailing economic conditions. If we raise additional funds by issuing equity securities, dilution to the holders of common stock may result.

            Sensitivity To Interest Rates.  A substantial portion of our finance contract income results from the difference between the rate of interest we pay on the funds we borrow and the rate of interest we earn pursuant to our contracts. While our contracts bear interest at fixed rates, our indebtedness generally bears interest at floating rates.  If our interest expense increases, we would seek to compensate for such increases by raising the interest rate on our newly originated  contracts, charging greater fees to our participating dealers, or raising our retail car sales prices. To the extent we are unable to do so because of legal limitations or otherwise, our net contract margins would decrease, thereby adversely affecting our financial condition, results of operations or cash flows.

            Fluctuations In Operating Results.  Our operating results have varied in the past and may vary significantly in the future. Factors causing fluctuations in operating results include, among other things, seasonality in car purchases, changes in our or our competitors pricing policies, changes in operating expenses, changes in our strategy, personnel changes, the effect of acquisitions and general economic factors.  We have limited or no control over many of these factors.

            Business Cycle.  Sales of motor vehicles historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing and financing industry tends to experience the same periods of decline and recession as those experienced in the general economy.  We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, employment rates, the level of personal discretionary spending, interest rates and credit availability. There can be no assurance that the industry will not experience sustained periods of declines in car sales in the future. Any such declines would have a material adverse effect on our financial condition, results of operations or cash flows.

            Potential Adverse Effect of Economic Slowdown.   Our business is directly related to sales of used cars, which are affected by employment rates, prevailing interest rates and other general economic conditions. A future economic slowdown or recession could lead to increased delinquencies, repossessions, and credit losses that could hinder our business and planned expansion.  Due to our focus on credit-impaired customers, our actual rate of delinquencies, repossessions and credit losses on contracts could be higher under adverse conditions that those experienced in the automobile finance industry in general. Economic changes are uncertain and weakness in the economy could have a material adverse effect on our financial condition, results of operation or cash flows.

            Geographic Concentration.  Our specialty retailing operations are presently concentrated in the southeast region of Texas. An economic slowdown or recession, a change in the regulatory or legal environment, natural disasters or other adverse conditions in Texas could have a material adverse effect on our financial condition, results of operations or cash flows.

            Sourcing Used Cars.  We acquire a significant amount of our used car inventory through auctions, wholesalers and trade-ins at our car stores. There can be no assurance that sufficient inventory will continue to be available to us or will be available at comparable costs, particularly if changes occur in the type of used cars that are sold in auctions or if competitive pressures increase as a result of new entrants into our market.  Any reduction in available inventory or increase in inventory wholesale costs that cannot be reflected in retail market prices could have a material adverse effect on our financial condition, results of operations or cash flows.

            Environmental Risks.   We are subject to federal, state, local laws, ordinances and regulations that establish various health and environmental quality standards, and liability related thereto, and provide penalties for violations of those standards. Under certain laws and regulations a current or previous owner or operator of real property may be liable for the cost of removal and remediation of hazardous or toxic substances or wastes on, under, in or emanating from such property. Such laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances or wastes. Certain laws, ordinances and regulations may impose discharges into waters of the state, including groundwater. Under certain other laws, generators of hazardous or toxic substances or wastes that send such substances or wastes to disposal, recycling or treatment facilities may be liable for remediation of contamination at such facilities. Other laws, ordinances and regulations govern the generation, handling, storage, transportation and disposal of hazardous and toxic substances and wastes, the operation and removal of underground storage tanks, the discharge of pollutants into surface waters and sewers, emissions of certain potentially harmful substances into the air and employee health and safety.  Our business operations are subject to such laws, ordinances and regulations including the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, transmission fluid, anti freeze, freon, waste paint and lacquer thinner, batteries, solvent, lubricants, degreasing agents, gasoline and diesel fuels.  We are subject to other laws, ordinance and regulations as a result of the past or present existence of underground storage tanks at many of our properties.

            Certain laws and regulations, including those governing air emissions and underground storage tanks, are amended periodically to require compliance with new or more stringent standards as of future dates.  We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist in the future. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws, or the future discovery of environmental conditions may require expenditures by us, some which may be material.

            Creditworthiness of Contract Obligors.  Substantially all of the contracts purchased by us are non-prime consumer credits.  The non-prime consumer finance market is comprised of borrowers who are unable to obtain traditional financing through a bank or a captive finance company due to either incomplete or imperfect credit histories.  Consequently, the incidence of delinquency or default is significantly higher for non-prime consumer credits than in the case of prime consumer credits.  For these reasons, such contracts bear interest at rates significantly higher than in the case of prime consumer credits and can be purchased at a discount to the principal balance, but also involve a higher probability of default and greater servicing costs.  Our profitability depends, in part, upon our ability to properly evaluate the creditworthiness of non-prime consumers and efficiently service such contracts.  There can be no assurance that the discounts negotiated by us for the purchase of such Contracts will accurately reflect the underlying credit risks.  Furthermore, as competition within the industry increases, our ability to negotiate discounts will be limited even if delinquency rates increase.  If the discounts are inadequate, loan losses may exceed the proceeds of the performing loans, thus impairing our ability to be successful.

            Availability of Contracts.  Our ability to implement our growth strategy depends, in part, on its ability to purchase contracts meeting its underwriting standards.  While management has numerous past relationships with contract originators, we do not have formalized arrangements with a network of automobile dealers, financial intermediary or any other originator from which contracts will be purchased or through which contracts will be originated by us.  There is no assurance that we will be able to find contracts to purchase at prices or on terms acceptable to us, or at all.  Unfavorable changes in the economic or competitive environment, or other occurrences resulting in the erosion of our prospective originator base could adversely affect our operations.  If we are unable to purchase suitable contracts or experiences delays in purchasing such contracts, our expected net interest margin may be reduced, perhaps significantly, which could materially adversely affect our income and operations.

            Network Infrastructure and Computer Systems May Fail.  The continuing and uninterrupted performance of our network infrastructure and computer systems is critical to success, in light of our online business operations.   Any system failure that causes interruptions in service could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our business model.  In addition, operations will be dependent upon our ability to protect our computer systems against damage from fire, power loss, telecommunications failures, vandalism and other malicious acts and similar unexpected events.  Despite precautions we have taken, unanticipated problems affecting our systems in the future could cause interruptions or delays in the delivery of services.  Any damage or failure that interrupts or delays our operations could have a materially adverse effect on our business and financial results.

            We Must Maintain Confidentiality.  We receive highly confidential information from dealers and borrowers which is stored in our files and on our computer systems.  Our security procedures may fail to adequately protect information that we are obligated to keep confidential.  Any breach of security relating to customers’ confidential information could result in legal liability for us and a harmful reduction in the use of our website by our customers.

            Competition and Market Conditions.  The non-prime consumer automobile finance market is very fragmented and highly competitive.  We believe that there are numerous non-traditional consumer finance sources serving this market.  Traditional automobile financing sources include commercial banks, savings and loans, credit unions, captive finance companies of automobile manufacturers and other consumer lenders, many of which have significantly greater resources than we do and may be able to offer more attractive contract purchase terms to dealers.  To the extent that traditional and non-traditional lenders significantly expand their activities in this market, our ability to execute our business and growth strategy may be adversely affected.  We may also be effected by certain demographic, economic and industry trends.  For example, these trends include increased sales of used vehicles, the rising price of new vehicles compared to U.S. median family income and the overall level of interest rates in general.  We believe that recent trends favor increased growth in the portion of the automobile finance industry which serves non-prime consumers.  However, a reversal of any of these trends could have a material adverse affect on our operations, profitability and growth.

            Performance Dependent on Executive Officers.   Our performance is highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially affect our business, results of operations and financial condition.  We do not have employment agreements with any of our key personnel and do not maintain any key man insurance on any of our key personnel.

            Dilution of Shareholder Ownership Interest.  Holders of our common stock have no preemptive rights with respect to future issuances of common stock and accordingly, will not be able to maintain their current ownership interest in us.  Our articles of incorporation and applicable provisions of California law provide that, under certain circumstances, we may issue authorized capital at the approval of our board of directors, and no shareholder vote or other form of shareholder approval is required to issue such capital.  Consequently, we, in all likelihood, will issue shares of common stock in connection with future financings or acquisitions and any future such issuances will significantly dilute all current shareholders’ ownership percentage in us.

            Extensive Regulatory Requirements.  Our business is subject to extensive supervision and regulation under federal, state and local laws and regulations which, among other things, requires us to obtain and maintain certain licenses and qualifications, limits interest rates, fees and other charges associated with the contracts purchased by us, requires specified disclosures by dealers to consumers and limit its right to repossess and sell collateral.  An adverse change in, modification to or clarification of any of these laws or regulations, or judicial interpretations as to whether and in what manner such laws or regulations apply to contracts purchased or originated by us, could result in potential liability related to contracts previously purchased and could have a material adverse effect on our financial condition and results of operations.  In addition, due to the consumer-oriented nature of the industry in which we operate and uncertainties with respect to the application of various laws and regulations in certain circumstances, industry participants frequently are named as defendants in litigation involving alleged violations of federal and state consumer lending or other similar laws and regulations.

            OTC Bulletin Board.  We anticipate that in the next several months our common stock will be quoted on the OTC Bulletin Board.  The OTC is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges.  Securities traded on the OTC Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Bulletin Board.  Quotes for stocks included on the OTC Bulletin Board are not listed in newspapers.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of our common stock may be unable to sell their shares at any price.

            Financial Reporting Experience.  The OTC Bulletin Board limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission.  These limitations may be impediments to the quotation on the OTC Bulletin Board.  Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission.  Because issuers whose securities are qualified for quotation on the OTC Bulletin Board are required to file these reports with the Securities and Exchange commission in a timely manner, the failure to do so may result in a suspension of trading or delisting from the OTC Bulletin Board if our stock does become qualified for quotation on the OTC Bulletin Board.

            Limited Access to the OTC Bulletin Board Service.  Because there are no automated systems for negotiating trades on the OTC Bulletin Board, they are conducted via telephone.  In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders.  Therefore, when investors place market orders – an order to buy or sell a specific number of shares at the current market price – it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

            “Penny Stock” Rules.  Trading in our securities will be subject to the “penny stock” rules for the foreseeable future.  The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our common stock and consequently adversely affect the market price.

            No Dividends.  Holders of our securities will only be entitled to receive those dividends that are declared by our board of directors out of surplus.  We do not expect to have surplus available for declaration of dividends in the foreseeable future.  Indeed, there is no assurance that such surplus will ever materialize to permit payment of dividends.  The board of directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Item 2.     DESCRIPTION OF PROPERTIES

Facilities

            We lease our headquarters and three specialty retailing/direct lending facilities. Our headquarters consist of 1,238 square feet of office space and are located at 2755 Campus Drive, Suite 155, San Mateo, CA 94403.  We moved into this space in July 2003 and occupy it pursuant to a 2-year lease with monthly payments of $2,008.  We also lease three facilities in Houston, TX where we conduct our specialty retailing and direct lending operations. These stores are located at: (i)  6001 N. Shepherd, Houston, Texas 77091 pursuant to a 2 year lease that expires on December 31, 2005 with monthly payments of $6,000; (ii)  9175 Gulf Freeway, Houston, Texas 77017 pursuant to an 18 month lease that expires September 30, 2005 with monthly payments of

$6,500; and (iii)  5715 N. Freeway, Houston, Texas 77076 pursuant to a 5 year lease that expires October 31, 2009 with monthly payments of $9,293.

Item 3.     LEGAL PROCEEDINGS

            We know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition.  However, as with most businesses, there could be potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            No matters were submitted during our fourth quarter of the fiscal year covered by this report to a vote of our shareholders.

PART II

Item 5.     MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

            There is currently no public trading market for our common stock.

Holders

            As of February 25, 2005, we had 1,505 beneficial owners of record of our common stock.

Dividends

            We have never paid dividends on our common stock.  We anticipate that all of our future earnings will be retained for the development of our business and do not expect to pay any cash dividends in the foreseeable future.  Any actual payment of future dividends will be at the discretion of our board of directors and will be based on our future earnings, financial condition, capital requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

            The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2004.  In 2004, our shareholders approved our 2004 Stock Option Plan (the “Plan”).  Under the Plan, options to purchase up to 450,000 shares of our common stock may be granted to our employees, officers, directors, and consultants.  As of June 30, 2004, no options had been granted.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	--	--	450,000
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	450,000

Recent Sales of Unregistered Securities

            During the fiscal year ended June 30, 2004, we sold the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) under Section 4(2) of the Securities Act:

Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received

Group of Accredited Investors	August 21, 2003(1)	$.50(2)	Convertible Notes	215,000	$215,000
One Investor	March 12, 2004	N/A	Common Stock	260,000	(3)
Group of Accredited Investors	June 30, 2004(1)	$.50	Convertible Notes	185,000	$185,000

(1)

Brookstreet Securities Corporation, an NASD-licensed broker dealer, served as placement agent and received sales commissions and expense allowances aggregating 15% of the gross proceeds of the offering.

(2)	Accounts for the 1:100 reverse stock split effective March 26, 2004.
(3)	In consideration for the issuance of common stock, we received a contract portfolio valued at $130,000.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Information

            This Form 10-KSB for the year ended June 30, 2004 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	The creditworthiness of contract obligors;
•	Economic factors affecting delinquencies;
•	Our ability to retain and attract experienced and knowledgeable personnel;
•	Our ability to purchase contracts; and
•	Our ability to compete in the consumer finance industry.

            In addition, the words “believe,” “may,” “will,” “estimate,” “continue,” “ anticipate,” “intend,” “expect,” and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements.

            We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-KSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-KSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

BUSINESS OVERVIEW

            Auto Underwriters of America, Inc. began operations in August 1983, under the name Advanced Cellular Technology, Inc. and developed and marketed cellular mobile telephone control units and resold used PBX telecommunications equipment.  On December 31, 1990, we suspended operations and remained inactive until December 2002, when we adopted our current name and began our principal operations as a specialty finance company and specialty retailer of used cars and light trucks.

            We use AutoUnderwriter.com credit decision software to finance the sale of used cars by our three car sales lots in Houston, Texas and by selected third-party dealers.  We target a selected customer credit profile.  Such purchasers do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer’s credit history.  Our borrowers have short or impaired credit histories.  In making decisions regarding the purchase of a particular contract, we consider the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history.  In addition, we examine the value of the automobile in relation to the purchase price and the term of the contract.

            Our three car lot operations purchase, recondition, sell and finance used vehicles under the name Affordable Cars & Trucks.  These car lots also use AutoUnderwriter.com, which aids in the analysis of the credit worthiness and develops proper deal structure for each customer contract financed. The system takes into account the individual’s income, job and residence history, credit score and history.  The car lot operations facilitate our use of the software in our financing program, which is the heart of our operational concept.

            We are still at an early stage in the rollout of our financing programs and retail concept. The primary drivers for future earnings growth will be vehicle unit sales growth from geographic expansion, comparable store sales increases, and interest income from growth in our contract portfolio. We target a roughly similar fixed dollar amount of gross profit per used unit, regardless of price, making unit growth our primary focus. During the next two years, we plan to focus our growth primarily on adding stores to new markets in the state of Texas.  In fiscal 2005, we plan to expand our network of automobile dealers that utilize our financing programs in the states we currently service.  In fiscal year 2006 or 2007, we expect to begin offering our indirect financing programs to automobile dealers in additional states.  Over the three-year period, we plan to open used car stores at a rate of 25 % of our store base each year.  We also expect used unit comparable store sales increases, reflecting the multi-year ramp in sales of newly opened stores as they mature and continued market share gains at stores that have reached mature sales levels.  On a combined basis, we expect that new store openings and comparable store used unit increases will drive total contract growth of approximately 30% annually.

            The principal challenges we face in expanding our contract volume growth target include:

•	Our ability to procure suitable real estate at reasonable costs. Real estate acquisition will be an increasing challenge as we enter large, multi-store markets.
•	Our ability to build our management bench strength to support the store growth.
•	Our ability to maintain a competitive indirect finance program for franchise and independent dealers.

            We staff each newly opened store with an experienced management team, including the general manager, purchasing manager, and business office manager, as well as a number of experienced sales managers and account servicing personnel.  We must therefore be continually recruiting, training, and developing managers and associates to fill the pipeline necessary to support future store openings.  If at any time we believe that the rate of store growth is causing our performance to falter, we will slow the growth rate.

CRITICAL ACCOUNTING POLICIES

            Our results of operations and financial condition have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities.  We use our historical experience and other relevant factors when developing our estimates and assumptions.  We continually evaluate these estimates and assumptions. Note 1 to the financial statements includes a discussion of significant accounting policies.  The accounting policies discussed below are the ones we consider critical to an understanding of our financial statements because their application places the most significant demands on our judgment.  Our financial results might have been different if different assumptions had been used or other conditions had prevailed.

Revenue Recognition

            We recognize vehicle revenue when a contract has been signed and the vehicle has been delivered.  Interest income from contracts is recognized using the interest method.  We also purchases some contracts from third-party used car dealers and to mitigate the risk from credit losses, we charge dealers a non-refundable acquisition fee when purchasing individual contracts.  We record such acquisition fees as a nonaccretable reduction in the carrying value of the related contract.

Allowance For Losses On Loans

            Our allowance for losses on loans is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discount and unearned income and a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans in which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

Results of Operations

            FISCAL 2004 COMPARED TO FISCAL 2003

Revenues

            Total revenues increased to $7,061,096 in fiscal 2004 compared to $49,817 in fiscal 2003 principally as a result of (i) the launch of our operations in January 2004 resulting in revenues generated in the sale of cars and light trucks ($5,768,231), (ii) an increase in interest income due to an increase in the outstanding loan portfolio ($982,616), and (iii) increased document fee income as a result of an increase in the number of loans originated and purchased ($310,249).

            These three portions of our income cannot be segregated into business segments for financial reporting purposes because each is an integral part of the other.  We sell cars only for the opportunity to finance them and to more easily return repossessed units to the sales cycle.  The financing income from our third-party dealer referrals is less than 10% of our total fiscal 2004 income.  The profits from financing cannot be separated from the profits on the car sales because of our high repossession rate and high net loan loss reserve, currently at 22.5% of total customer loan receivables.

Loan Portfolio

            The finance receivables net of unearned interest and allowance for credit losses equaled $9,265,565 for the fiscal year ended June 30, 2004, an increase of $8,398,518 from $867,047 for the fiscal year ended June 30, 2003. The primary reasons that finance receivables, net of allowance for credit losses, increased was due to the purchase of two loan portfolios, loan originations from our automated decisioning system AutoUnderwriter.com, and direct consumer lending from the sale of automobiles and light trucks.

Operating Expenses

            Operating expenses, excluding provision for credit losses, interest expense and cost of sales increased to $1,916,829 in fiscal 2004 from $139,333 in fiscal 2003. This increase was primarily attributable to additional staffing, increased general operating expenses and the opening of two automotive retailing facilities. Operating expenses as a percentage of finance receivables, net of unearned interest and allowance for credit losses increased to 20.68% in fiscal 2004 from 16.07% in fiscal 2003.

Interest Expense

            Interest expense increased to $405,488 in fiscal 2004 as compared to $19,609 in fiscal 2003. Total liabilities as of June 30, 2004 increased to $9,363,483 compared to $1,145,562 as of June 30, 2003.  The increase in interest expense was primarily due to the increase in borrowings from a line of credit as we financed our increase in the receivable base through the purchase of two loan portfolios and from loan originations from our lending operations.

Cost of Revenues

            Cost of revenues was 63.4% or $4,477,878 in fiscal 2004 as compared to $51,233 in. fiscal 2003.

Analysis Of Credit Losses

            Because of the nature of our customers and their sub-prime credit histories, we consider the establishment of adequate reserves for credit losses to be imperative.  We segregate our contracts into pools for purposes of establishing reserves for losses.

            We pool contracts according to two categories: a) indirect originations and b) direct originations, based on the different methods contracts are originated and the respective pricing and credit quality of the contracts.  All contracts purchased by each category during a fiscal quarter comprise a pool. This method of pooling by category and quarter allows us to evaluate the different markets and origination method. The pools also allow us to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each category.

            Through our lending operation, individual contract approval and pricing is determined by our automated decision system and interest rates charged vary from between 13.72% to 28.95% depending on the credit quality and individual state laws.

            We use a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount into a reserve for credit losses.  For purchased loan portfolios in situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool would be added to the reserves for credit losses until total reserves have reached the appropriate level.  Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a pool, which is not fully liquidated, then a charge to income through the provision is used to reestablish adequate reserves.  If a pool is fully liquidated and has any remaining reserves, the excess reserves are immediately recognized into income.  For pools not fully liquidated that are determined to have excess reserves, such excess amounts are accreted into income over the remaining life of the pool.  To date, there have been no reserves accreted into income.

            We have definitive underwriting guidelines to determine pricing and which contracts to purchase. These guidelines are very specific and result in all loan purchases having common risk characteristics.  We use our automated decisioning system, AutoUnderwriters.com, to ensure adherence to these underwriting guidelines.  We also use an internal audit procedure to assure adherence to our underwriting guidelines.

            In analyzing a pool, we consider the performance of prior pools originated, the performance of prior contracts purchased from the dealers whose contracts are included in the current pool, the credit rating of the borrowers under the contracts in the pool, and current market and economic conditions.  Each pool is analyzed quarterly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary.

            The ending allowance for credit losses increased to $2,007,982 as of June 30, 2004 from $97,851 as of June 30, 2003.

Liquidity and Capital Resources

            Our cash flows for the years ended June 30, 2004 and 2003 are summarized as follows:

	Twelve months ended June 30, 2004	Twelve months ended June 30, 2003
Cash provided by (used in):
Operating Activities	($ 6,772,879)	($ 653,181)

Financing Activities	6,818,852	708,227

Net increase in cash	$ 45,973	$ 55,046

            Our primary use of working capital during fiscal 2004 was the funding of the origination and purchase of contracts.  The contracts were financed substantially through borrowings on the revolving line of credit. The line of credit is secured primarily by contracts, and available borrowings are based on a percentage of qualifying contracts. As of June 30, 2004, we had  $514,743 available under the line of credit.  We also funded a portion of our working capital needs through the issuance of subordinated notes.

            We believe that borrowings available under the line of credit as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt and/or the sale of additional securities, will be sufficient to meet our short-term funding needs.

Item 7.     FINANCIAL STATEMENTS

            Our financial statements are set forth immediately following Item 14 of this report.

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On September 17, 2004, Malone & Bailey, PC (“Malone”) replaced Clancy and Co., P.L.L.C. (“Clancy”) as our independent registered public accountants.  Our Board of Directors approved and ratified the change of accountants from Clancy to Malone.

            Clancy’s reports on our financial statements for the two most recent fiscal years ended June 30, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to audit scope or accounting principles.  However, their report was modified to include an explanatory paragraph that indicated substantial doubt regarding our ability to continue operations as a going concern.

            During the two most recent fiscal years ended June 30, 2003, and the subsequent interim period through September 17, 2004, there were no disagreements with Clancy on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Clancy's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B.

            During the two most recent fiscal years ended June 30, 2003, and the subsequent interim period through September 17, 2004, we did not consult Malone with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

            We provided Clancy with a copy of the foregoing disclosures and attached as Exhibit 16.1 to our Form 8-K was a copy of Clancy’s letter dated September 27, 2004 stating their agreement with such statements.

Item 8A.     CONTROLS AND PROCEDURES

            (a)        Evaluation of disclosure controls and procedures

            Our principal executive officer and financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004 in accordance with Rule 13a-15 under the Exchange Act. Based on his evaluation, he concluded that our disclosure controls and procedures are effective in enabling us to:

•

record, process, summarize and report within the time periods specified in the Security and Exchange Commission’s rules and forms, information required to be disclosed in the reports that we file under the Exchange Act; and

•

accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed in the reports that we file under the Exchange Act.

            (b)        Changes in internal control over financing reporting

            There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.     OTHER INFORMATION

            Not Applicable

PART III

Item 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Our officers, directors and key employees are as follows:

Name	Age	Title

Dean Antonis	41	President, Treasurer and Director
William J. Kellagher	44	Vice President
Divina Viray	41	Secretary and Director
Robert Vaughan	68	Director

            The principal occupations and business experience for each of our officers and directors for at least the last five years is as follows:

            Dean Antonis has served as our president since August 1985.  He is our co-founder us and has served as a director since July 1981.  Mr. Antonis also serves as president and chief financial officer of Gateway Credit Holdings, Inc., a California non-prime automobile finance company, since 1999.  Mr. Antonis served as project manager of Four Star Financial Services, LLC, a California commercial finance lender from 1997 to 1999.  Mr. Antonis received a B.S. in Business Administration from San Francisco State University in 1994.

            William J. Kellagher  has served as our vice president since October 2002.  Before that, Mr. Kellagher served as the president and chief executive officer of Epic Financial Services since 1996, a non-prime automobile finance company that he co-founded.  From 1987 to 1995, he served as the chief executive officer of TruCare Health Systems, Inc., a Dallas, Texas based comprehensive rehabilitation company that provided physical, occupational and speech therapy services to hospitals, long-term care facilities, home health and privately owned clinics.  He co-founded TruCare and was responsible for growing the business to $23 million in annual revenues and $1.2 million in earnings in 1995.  From 1985 to 1987, Mr. Kellagher was a registered broker and financial consultant at Merrill Lynch, where he specialized in small business offerings and managed a portfolio in excess of $15 million.  Mr. Kellagher received a B.S. in Administration and Finance from the University of Houston in 1981.

            Divina Viray  is our secretary and director.  She has served as director since October 2002.  Ms. Viray previously served as secretary of Gateway Credit Holdings Corporation, a California specialty finance company, since 1999.  She was employed in credit analysis and accounting at Delta Dental Insurance from 1996 to 1999 and at Aesculap, Inc. from 1992 to 1996.  Ms. Viray graduated in 1982 from California State Bakersfield, majoring in Business Administration.

            Robert Vaughan  has served as director since October 2002.   Mr. Vaughan was our president and chairman from 1983 to 1984.  Mr. Vaughan has served as a chief executive officer and chief operating officer with numerous other firms over the past thirty years. From August 1981 to the present, Mr. Vaughan managed the Orbis Group, a business-consulting firm in Phoenix, Arizona providing merger and acquisition, marketing, finance and other services.  During this time, the Orbis Group was instrumental in arranging financing for many of its client companies.  In addition, from 1994 to 1997, Mr. Vaughan was a mergers and acquisitions consultant to long distance telecommunication firms, as well as firms in other industries, in

Phoenix, Arizona and elsewhere. Mr. Vaughan attended Long Beach City College, the University of California at Los Angeles and the University of Wisconsin.

Board of Directors

            Each of our directors hold office until the next annual meeting or until their successors have been duly elected and qualified.  Currently, there are three directors.  The bylaws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified.  Officers are appointed by and serve at the discretion of the board of directors.  There are no family relationships among any of our officers or directors.

Committees

            There are presently no committees of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

            Under the federal securities laws, our directors and officers are required to report to the SEC their beneficial ownership of common stock and any changes in that ownership.  The SEC has established specific dates for such reporting and we are is required to report in this report any failure to file by the established dates during fiscal year 2004.  Based upon a review of our records during the fiscal year ended June 30, 2004, our 10% shareholders, officers and directors satisfied all applicable filing requirements under Section 16(a) of the Exchange Act except for the following persons who failed to timely report on Form 3 their initial beneficial ownership: (i) Stanley C. Brooks (250,000 shares); (ii) Lawrence E. Gunnels (260,000 shares); (iii) Timothy G. Hassel (500,001 shares); and (iv) Robert Schultz (250,000 shares).  Forms 3 disclosing each of these transactions have been filed with the SEC on behalf of Messrs. Brooks, Hassell and Schultz.  Mr. Gunnels has not yet filed the required Form 3.  In making this statement, we have relied on the written representations of our directors and officers and copies of the reports that have been filed with the SEC.

Code of Ethics

            Our board of directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors.  The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct.  Our Code of Ethics is filed with this report as Exhibit 14.  We undertake to provide without charge, upon request, a copy of our Code of Ethics.  Requests should be submitted in writing to the attention of Dean Antonis at 2755 Campus Drive, Suite 155, San Mateo, CA  94403.

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Annual Compensation					Long Term Compensation
					Awards		Pay- outs
(a) Name And Principal Position	(b) Year	(c) Salary(1) ($)	(d) Bonus ($)	(e) Other Annual Compen- sation ($)	(f) Restricted Stock Award(s) ($)	(g) Options/ SARs (#)	(h) LTIP Pay- outs ($)	(i) All Other Compen- sation ($)

Dean Antonis President, Treasurer and Director	2004 2003 2002	$42,886 - -	- - -	- - -	- - -	- - -	- - -	- - -

William J. Kellagher Vice President	2004 2003 2002	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Divina Viray Secretary and Director	2004 2003 2002	$25,208 - -	- - -	- - -	- - -	- - -	- - -	- - -

(1)

During the years ended June 30, 2003 and 2002, no salaries or other form of remuneration were paid to our executive officers.  During fiscal 2004, Mr. Antonis and Ms. Viray received minimal compensation.

Director Compensation

            Our directors do not receive any compensation for their service as members of the board of directors.  Directors are reimbursed for reasonable travel and out-of-pocket expenses in connection with the attendance of board meetings.

Stock Options

            There are currently no stock options issued or outstanding.

Stock Option Plan

2004 Stock Option Plan

            On March 20, 2004, our board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which was approved by our shareholders at our 2004 annual meeting.  The purpose of the 2004 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors and to provide an additional incentive for such persons to exert maximum efforts for our success and our affiliates by encouraging stock ownership.

Description of the 2004 Plan

            The maximum number of shares of common stock with respect to which awards may be presently granted pursuant to the 2004 Plan is 450,000 shares.  Shares issuable under the 2004 Plan may be either treasury shares or authorized but unissued shares.  The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in our capitalization.

            Subject to compliance with Rule 16b-3 of the Securities Exchange Act of 1934 (the “Exchange Act”), the 2004 Plan is administered by the Board of Directors or, in the event the Board shall appoint and/or authorize a committee, such as the compensation committee, of two or more members of the Board to administer the 2004 Plan, by such committee (the “Plan Administrator”).  Except for the terms and conditions explicitly set forth in the 2004 Plan, and subject to applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”) the Plan Administrator shall have the authority, in its discretion, to determine all matters relating to the options to be granted under the Plan, including, without limitation, selection of whether an option will be an incentive stock option or a nonqualified stock option, selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price per share, the timing of grants and all other terms and conditions of the options.

Stock Options Granted to Executive Officers during Last Fiscal Year

            The following table sets forth certain information regarding grants of stock options to our executive officers listed in the summary compensation table that received stock options during fiscal year 2004.  The fair value of the option grant was estimated on the date of the grant based on the then market price of our common stock.

Name (a)	Number of Secu- rities Underlying Options/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)

Dean Antonis	0	0%	$0	0
William J. Kellagher	0	0%	$0	0
Divina Viray	0	0%	$0	0

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

            The following table sets forth certain information with respect to stock options exercised by our executive officers listed in the summary compensation table during fiscal year 2004.  In addition, the table sets forth the number of shares covered by unexercised stock options held by such executive officers as of June 30, 2004 and the value of “in-the-money” stock options which represent the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of June 30, 2004.

Name (a)	Shares Acquired On Exercise (b)	Value Realized ($) (c)	Number Of Unexercised Securities Underlying Options/SARs At FY-End (#) Exercisable/ Unexercisable (d)	Value Of Unexercised In-The-Money At FY-End ($) Exercisable/ Unexercisable (e)

Dean Antonis	0	$ 0	0	$0
William J. Kellagher	0	$ 0	0	$0
Divina Viray	0	$ 0	0	$0

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

            The following table specifies the amount of shares of common stock that each 5% or greater beneficial owner holds as of May 5, 2005:

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding

Timothy G. Hassell	500,001	22.73%
Lawrence E. Gunnels	260,000	11.82%
Stanley Brooks	250,000	11.36%
Robert Shultz	250,000	11.36%

_____________________
The footnotes for this table appear below the next table.

Security Ownership by Management

            The following table specifies the amount of shares of common stock that each executive officer or director holds as of May 5, 2005:

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding

Dean Antonis	37,936	1.72%
William J. Kellagher	0	0%
Divina Viray	0	0%
Robert Vaughan	100	*
All Officers and Directors as a group (4) persons	38,036	1.72%

_____________________

*	less than 1%
(1)

Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed.

Changes in Control

            There are no understandings or agreements known by management at this time that would result in a change in control.

Securities Authorized Under Equity Compensation Plans

            The information required pursuant to Item 201(d) of Regulation S-B can be found under Item 5 of this report.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transaction

            We pay a fee of $150 per indirect contract purchased from Gateway Credit Holdings, Inc., a related party, for the use of AutoUunderwriter.com pursuant to an informal license agreement between the two companies. As of June 30, 2004, we incurred $64,350 in fees under this agreement.  Dean Antonis is the president, a director and a beneficial owner of both Gateway and us.  Divina Viray, our secretary and a director was a former secretary of Gateway. Furthermore, Robert Vaughan, a director is a former director of Gateway.  We may purchase Gateway’s software technology in the future for cash and/or common stock. Because of Mr. Antonis’ management and ownership interest in both companies, any future agreement may not be on terms as favorable as could be achieved by independent third parties.

Item 13.     EXHIBITS

(a)	Exhibits:

	3.1	Amended and Restated Articles of Incorporation(1)
	10.1	Asset Purchase Agreement with Advantage Autoplex, Inc. and TAB Enterprises, Inc. dated March 10, 2004(1)
	10.2	Asset Purchase Agreement with Advantage Autoplex, Inc. and TAB Enterprises, Inc. dated March 12, 2004(1)
	14	Code of Ethics*
	16.1	Letter from Clancy and Co., P.L.L.C(2)
	31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
	32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*

________________
*  Filed Herewith

(1)	Document previously filed with the U.S Securities and Exchange Commission on August 13, 2004 as an exhibit to our Form 10-QSB and incorporated herein by reference.
(2)	Document previously filed with the U.S Securities and Exchange Commission on October 22, 2004 as an exhibit to our Form 10-QSB and incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table shows the aggregate fees billed to us for professional services by our independent registered public accounting firm during fiscal 2004 and 2003, respectively(1):

	Fiscal 2004	Fiscal 2003

Audit Fees	$10,050	$18,650
Audit-Related fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$10,050	$18,650

________________

(1)

As reported on Form 8-K dated September 17, 2004, we engaged Malone & Bailey, PC to replace Clancy and Co., P.L.L.C as our independent registered public accounting firm on September 17, 2004.  Malone & Bailey did not provide any professional services to us during fiscal 2004 and 2003.

            Audit Fees.  This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal year 2003, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2004 and 2003, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

            Audit-Related Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence in connection with acquisitions, accounting consultation and audits of employee benefit plans.

            Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

            All Other Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Auto Underwriters of America, Inc.
San Mateo, California

We have audited the accompanying balance sheet of Auto Underwriters of America, Inc., as of June 30, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2004, and the results of its operations and cash flows for the year indicated, in conformity with generally accepted accounting principles in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 15, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Auto Underwriters of America, Inc.
San Mateo, California

We have audited the accompanying statements of operations, changes in stockholders' deficit, and cash flows of Advanced Cellular Technology, Inc. (now known as Auto Underwriters of America, Inc.) for the year ended June 30, 2003. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year indicated, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 2 to our originally issued financial statements, the Company has a significant accumulated deficit and a net stockholders’ deficiency.  Unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters were discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clancy and Co. P.L.L.C.
Phoenix, Arizona

September 30, 2003

AUTO UNDERWRITERS OF AMERICA, INC.
Balance Sheet
June 30, 2004

ASSETS

Cash and cash equivalents	$101,019
Finance receivables, net allowance for credit losses of $2,007,982	9,265,565
Inventory – automobiles	325,411
Other assets	368,620

Total assets	$10,060,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$686,606
Income tax payable	88,706
Funding payable	1,176,109
Senior debts	6,485,257
Subordinated debts	210,000
Advances from related party	577,873
Notes payable – other	138,932

Total liabilities	9,363,483

Commitments and contingencies	-

Stockholders' equity:
Preferred stock: no par value; authorized shares: 10,000,000; Issued and outstanding: 0	-
Common stock: no par value; authorized shares: 100,000,000; issued and outstanding: 2,200,053	3,451,378
Deferred compensation	(230,175)
Retained deficit	(2,524,071)

Total stockholders' equity	697,132

Total liabilities and stockholders’ equity	$10,060,615

See accompanying summary of accounting policies
and notes to financial statements.

AUTO UNDERWRITERS OF AMERICA, INC.
Statements of Operations
For the years ended June 30, 2004 and 2003

	2004	2003

Revenues:
Interest income	$982,616	$41,183
Sales – automobile	5,768,231	-
Document fee income	310,249	8,634

Total revenues	7,061,096	49,817

Cost of revenues:
Cost of sales	3,335,313	-
Provisions for loan losses	1,112,950	51,233
Other costs	29,615	-

Total cost of revenues	4,477,878	51,233

Gross profit / (loss)	2,583,218	(1,416)

Operating expenses:
General and administrative	1,916,829	139,333
Interest expense	405,488	19,609

Total operating expenses	2,322,317	158,942

Operating income / (loss)	260,901	(160,358)
Other income	-	39,842

Income / (loss) before income taxes	260,901	(120,516)
Income tax expense	(88,706)	-

Net income / (loss)	$172,195	$(120,516)

Basic and diluted income / (loss) per common share	$0.21	$(0.41)

Weighted average number of common shares outstanding	808,470	294,669

See accompanying summary of accounting policies
and notes to financial statements.

AUTO UNDERWRITERS OF AMERICA, INC.
Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2004 and 2003

	Common Stocks		Deferred	Retained
	Shares	Amount	Compensation	Deficit	Total

Balance – June 30, 2002	29,158,809	$2,526,378	$-	$(2,575,750)	$(49,372)

Common stock issued for Investment advisory services	841,191	4,206	-	-	4,206
Cost of raising capital	-	(29,206)	-	-	(29,206)

Net (loss)	-	-	-	(120,516)	(120,516)

Balance – June 30, 2003	30,000,000	2,501,378	-	(2,696,266)	(194,888)

Reverse stock split	(29,699,947)	-	-	-	-
Common stock issued for:
investment advisory services	990,000	495,000	(230,175)	-	264,825
purchase of receivables	260,000	130,000	-	-	130,000
conversion of subordinated debts	650,000	325,000	-	-	325,000

Net income	-	-	-	172,195	172,195

Balance – June 30, 2004	2,200,053	$3,451,378	$(230,175)	$(2,524,071)	$697,132

See accompanying summary of accounting policies
and notes to financial statements.

AUTO UNDERWRITERS OF AMERICA, INC.
Statements of Cash Flows
For the Years Ended June 30, 2004 and 2003

	2004	2003

Cash Flows from Operating Activities:
Net income / (loss)	$172,195	$(120,516)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Provision for loan losses	1,112,950	51,233
Other income – liabilities written off	-	(39,842)
Amortization of deferred charges	-	38,177
Stock compensation expense	264,825	-
Changes in assets and liabilities:
Increase in finance receivables – loans originated	(5,289,919)	(613,043)
Increase in finance receivables- loans purchased	(4,091,549)	-
Increase in other assets	(340,039)	(3,882)
Increase in inventory	(325,411)	-
Increase in funding payable	992,979	-
Increase in income tax payable	88,706	-
Increase in accounts payable and accrued liabilities	642,384	34,692

Net cash flows used in operating activities	(6,772,879)	(653,181)

Cash Flows from Financing Activities:
Cash paid for investment advisory services	-	(25,000)
Net borrowings under line of credit	5,865,456	619,801
Proceeds from unsecured convertible promissory notes	463,932	185,000
Debt issue costs	-	(62,876)
Proceeds from unsecured promissory notes	-	25,000
Proceeds from related party advances	647,050	272,811
Repayments on related party advances	(157,586)	(306,509)

Net cash flows provided by financing activities	6,818,852	708,227

Increase in cash and cash equivalents	45,973	55,046
Cash and cash equivalents, beginning of year	55,046	-

Cash and cash equivalents, end of year	$101,019	$55,046

Cash paid for:
Interest	393,194	$4,075

Income taxes	-	-

Supplemental non-cash investing and financing activities:
Acquisition of funded finance receivables	$-	$135,674

Shares issued to purchase receivables	$130,000	$-

Shares issued for debt conversion	$325,000	$-

See accompanying summary of accounting policies
and notes to financial statements.

AUTO UNDERWRITERS OF AMERICA, INC.
Notes to Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization.  Auto Underwriters of America, Inc. (AUA) was incorporated under the laws of California in July 1981. AUA began operations in August 1983; under the name Advanced Cellular Technology, Inc. (ACT) and developed and marketed cellular mobile telephone control units and resold used PBX telecommunications equipments. On December 31, 1990, ACT suspended operations and remained inactive until the second quarter of the fiscal year 2003, when ACT reorganized and instituted new management, effectuated a reverse stock split, adopted its current name, filed for quotation of its Common Stock on the OTC Bulletin Board and began its planned principal operations as a specialty finance company and specialty retailer of used cars and light trucks.

Nature of operations.  AUA retails used cars and light trucks and provides financing in relatively high-risk markets serving consumers who have limited access to traditional automobile financing, typically encompassing borrowers with incomplete credit histories or have experienced prior credit difficulties. Because AUA serves consumers who are unable to meet the credit standards imposed by most traditional automobile financing sources, AUA generally charges higher interest rates than those charged by traditional financing sources. As AUA provides financing in a relatively high-risk market, AUA anticipates a corresponding higher level of delinquencies and charge-offs than traditional automotive financing sources.

Summary of Significant Accounting Policies.

Accounting method– AUA’s financial statements are prepared using the accrual method of accounting for financial statement and tax return purposes.

Reclassifications– Certain amounts in these financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Cash and Cash Equivalents– For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Finance Receivables– Finance receivables represent contracts with consumers residing primarily in California and Texas. The determination of provisions for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. Management believes that the provision for loan losses is adequate based on information currently available. A worsening in the state of the economy or a protracted economic decline could increase the likelihood of losses due to credit and market risks and could create the need for substantial additions to the provision for loan losses.

Revenue recognition and provision for loan losses– Interest income from installment sales contracts is recognized using the interest method. Finance contracts are generally purchased by AUA from auto dealers and to mitigate the risk from credit losses, AUA charges dealers a non-refundable acquisition fee when purchasing individual finance contracts. AUA records such acquisition fees as a nonaccretable reduction in the carrying value of the related finance contract. Loan origination service fees and certain direct costs, if applicable, are capitalized and recognized as an adjustment of the yield of the related loan using the interest method. Accrual of interest income continues until installment contracts are collected in full, become 60 days delinquent, or are charged-off.

Provisions for loan losses are charged to operations in amounts sufficient to maintain the provision for loan losses at a level considered adequate to cover probable credit losses on finance receivables. Provisions for loan losses include nonaccretable acquisition fees, the provision charged to operations, decreased by charge-offs, net of recoveries. Provision for loan losses is maintained at a level that, in management’s judgment, is sufficient to absorb the losses inherent in the finance receivables. Management periodically evaluates the adequacy of the provision, which is based on AUA’s past charge-off experience, delinquency reports, historical collection rates, the consumer’s ability to repay, estimated value of any underlying collateral, and current economic conditions, such as unemployment rates. Receivables, including accrued interest, are charged-off to the provision for loan losses when AUA repossesses and disposes of the collateral or the account is otherwise deemed uncollectible. Management believes that the provision for loan losses is adequate to cover probable credit losses on finance receivables based on information currently available; however, because the provision for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates, which would result in an additional charge to operations.

Charge-off policy– AUA’s policy is to charge-off an account in the month in which the account becomes 90 days contractually delinquent if AUA has not repossessed the related vehicle. Otherwise, AUA charges-off the account when the vehicle securing the delinquent contract is repossessed and liquidated. The charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest. Accrual of finance charge income is suspended on accounts that are more than 60 days contractually delinquent.

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

Income taxes– Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Earnings per share– Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Concentration of credit risk– Financial instruments which potentially subject AUA to concentrations of credit risk are primarily cash and cash equivalents and finance receivables. AUA maintains its cash in bank deposit accounts at high quality financial institutions. The balances, at times, may exceed federally insured limits. AUA’s cash equivalents represent a money market investment account at a financial institution.

Economic risks– In the normal course of business, AUA encounters economic risks, which are comprised of interest rate risk, credit or lending risk, and market risk. Interest rate risk is the risk that unfavorable discrepancies will occur between the rates of interest earned by AUA on its installment loans and its own costs of borrowing funds in the market. Credit or lending risk is the risk of default on AUA’s installment loans that results from the consumer’s inability to make required payments. AUA uses a credit scoring system to support the credit approval process, which utilizes statistical analysis of AUA’s consumer demographic and portfolio databases. Credit scoring is used to differentiate credit applicants and to rank order credit risk in terms of expected default rates, which enables AUA to evaluate credit applications for approval and tailor loan pricing and structure according this statistical assessment of credit risk. Credit scoring does not eliminate credit risk. Market risk reflects changes in the value of collateral underlying the installment loans.

Use of Estimates in Financial Statement Preparation– The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments– For certain of the AUA’s financial instruments, including cash and cash equivalents, other assets, accounts payable and accrued liabilities, senior and subordinated debt, and related party advances, the carrying amounts approximate fair value due to their short maturities.

Related party transactions– A related party is generally defined as (i) any person that holds 10% or more of AUA’s securities and their immediate families, (ii) AUA’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with AUA, or (iv) anyone who can significantly influence the financial and operating decisions of AUA. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Stock options and warrants– AUA accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. AUA accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, AUA recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

In the years ended June 30, 2004 and 2003, no options were granted.

Recently Issued Accounting Pronouncements– In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation” SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company during the calendar year 2006.

AUA does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following at June 30, 2004:

Finance receivables	$11,273,547
Less: allowance for credit losses	(2,007,982)

Total	$9,265,565

Change in the allowance for credit losses consist of the following at June 30, 2004:

Balance at beginning of the period	$97,851
Provision for asset purchases	3,401,344
Provision for credit losses	1,112,950
Charge-offs	(4,170,519)
Recoveries	1,566,356

Balance at the end of the period	$2,007,982

Finance receivables are collateralized by vehicle titles and AUA has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract.

NOTE 3 – SENIOR DEBT

AUA had a $7,000,000 line of credit available with Oak Rock Financial, LLC, bearing interest at 11.25% at June 30, 2004, and expiring on March 31, 2005 (renewable). This line of credit is secured by all of AUA’s assets and a validity guarantee by AUA’s president. At June 30, 2004, the line of credit balance outstanding was $6,485,257 and AUA had available $514,743 for future use.

NOTE 4 – SUBORDINATED DEBT

Subordinated debt of $210,000 consists of the following at June 30, 2004:

(1)

Unsecured convertible promissory notes($350,000) – In 2003, AUA issued $350,000 in unsecured convertible promissory notes pursuant to a private placement. These notes bear interest at 9.25% per annum from the date of issuance and are payable semi-annually on May 1, 2003 and November 1, 2003. All or a portion of the unpaid principal balance is convertible into common stock at $0.5 per share, which management estimates is the current market value of the shares. Interest due is not convertible into common stock of AUA. During the fiscal year ended June 30, 2004, $325,000 in notes was converted into 650,000 (post-split) shares of common stock.

In 2004, AUA issued $185,000 in unsecured convertible promissory notes pursuant to another private placement. These notes bear interest at 9.25% per annum from the date of issuance and are payable semi-annually on May 1, 2004 and November 1, 2004. These notes are due November 1, 2004. All or a portion of the unpaid principal balance is convertible into common stock at $1.00 per share, which management estimates is the future market value of the shares. Interest due is not convertible into common stock of AUA.  As of June 30, 2004, $185,000 of these notes was outstanding. (See Note 11)

NOTE 5 – ADVANCES FROM RELATED PARTY

Advance from related party of $577,873 at June 30, 2004 represents funds advanced to AUA by Gateway Credit Holdings, Inc. (“Gateway”), a company with a common officer and shareholder, to fund working capital operations, as necessary.

NOTE 6 – STOCKHOLDERS’ EQUITY

In January 2004, board of directors approved a reverse split of AUA’s common stock whereby each 100 outstanding shares of AUA’s common stock were consolidated into one share of new common stock.

In March 2004, 260,000 shares of common stock were issued to the owner of Advantage to purchase their customer receivables.

In June 2004, AUA issued 990,000 shares of its common stock to Brookstreet Securities Corporation (Brookstreet) under the reverse split protection plan pursuant to the Investment Banking Agreement. Because these shares are subject to a performance guarantee, recognition of the expense is deferred until fiscal 2005.

During 2004, 650,000 shares of common stock were issued to note holders as they elected converting their notes to AUA’s common stock.

NOTE 7 – INCOME TAXES

AUA uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Income tax is composed of:

	2004	2003

Current income tax	$88,706	$-
Deferred income tax	-	-

Net income tax expense	$88,706	$-

The effective income tax rate used to calculate the income tax expense is 34% for 2004.

A valuation allowance has been established due to the uncertainty of realizing certain net operating loss (NOL) carryforwards and a portion of the other deferred assets. AUA had NOL carryforwards in March 2004 of approximately $320,000 for federal income tax purposes. Due to restrictions imposed as a result of ownership changes under Internal Revenue Code 382, the amount of NOL carryforwards available to offset future taxable income is subject to limitation.

NOTE 8 – SALE AND PURCHASE OF FINANCE RECEIVABLES

In January 2004, AUA and Oasis Cars & Trucks (“Oasis”) entered into an asset purchase agreement. Oasis transferred and assigned to AUA its customer receivables and certain properties constituting its business. AUA paid Oasis $2,238,000 in cash in exchange of receivables with $3,798,000 remaining principal balances. AUA reserved $1,560,000 in its allowance for credit losses account for the difference between the amount exchanged and the receivables received.

In March 2004, AUA and Advantage Auto Plex (“Advantage”) entered into an asset purchase agreement. Advantage transferred and assigned to AUA its customer receivables and certain properties constituting its business. AUA paid Advantage $2,237,000 in cash and issued 260,000 shares of AUA’s restricted common stock in exchange of receivables with $3,925,000 remaining principal balances. AUA reserved $1,558,000 in its allowance for credit losses account for the difference between the amount exchanged and the receivables received.

In June 2004, AUA sold $1,051,000 of its finance receivables to Mid-Atlantic Finance Co, Inc. (“Mid-Atlantic”) for $730,000 and recorded a discount of $321,000. These receivables were sold under 90-day recourse obligation. Mid-Atlantic has the right to demand repurchase of any unverified receivables within the 90 days after purchase.

In June 2004, AUA also sold $179,000 of its finance receivables to Wells Fargo Financial TX, Inc. (“Wells Fargo”) for $155,000, in which $41,000 is reserved for future buy backs. AUA recoded a discount of $24,000 on this purchase. These receivables were sold under 30-day recourse obligation. Wells Fargo has the right to demand repurchase of any delinquent receivables within the first 30 days after purchase.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

License fee– AUAhas entered into an informal license agreement with Gateway, a company with a common officer and shareholder, to pay Gateway a fee of $150 per funded receivable contract for use of Gateway’s computer systems and software in qualifying prospects. This license agreement is subject to change based on the execution of a formal agreement between the companies.

Operating lease– AUA leases several office spaces and dealership lots in San Mateo and Houston metropolitan areas under several non-cancelable office lease agreements commencing July 1, 2003 through October 31, 2009. The rent expense for the fiscal years ended June 30, 2004 and 2003 are $126,369 and $0 respectively. Future minimum rental commitments under non-cancelable leases are as follows: (2005: $248,356; 2006: $169,017; 2007: $111,516; 2008: $111,516; 2009: $37,172).

Contingencies– As a consumer finance company, AUA is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against AUA could take the form of class action complaints by consumers. AUA believes that it has taken prudent steps to address the litigation risks associated with its business activities.

In the opinion of management, the resolution of these matters will not have a material adverse effect on its financial position or results of operations. However, AUA cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters. AUA accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

NOTE 10 – OTHER INCOME

Other income for 2003 represents the reversal of previously recorded liabilities as follows:

Debentures– Auto Underwriters of America wrote-off debentures ($12,000) and related accrued interest of ($20,149) maturing in May 1991 as a result of the liabilities exceeding the California statute of limitations in connection with such liabilities. Auto Underwriters of America has not received any claims for payment on these past payables and believes it is remote that any future claims will be made.

Accrued liabilities– Auto Underwriters of America recorded as other income approximately $8,000 in accrued liabilities from the fiscal year ended June 30, 2002. Upon refiling with the State of California on payment of past state taxes, Auto Underwriters of America was only obligated to pay a portion of the total accrued amount.

NOTE 11 – SUBSEQUENT EVENT

During the first six months of 2005, $185,000 convertible notes were converted into shares of common stock. The $25,000 note payable and the accrued interest were paid in full in November 2004.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CELLULAR TECHNOLOGY, INC.

Date: May 12, 2005	By: /s/ DEAN ANTONIS
Dean Antonis
President, Treasurer and Director

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Dean Antonis	President, Treasurer and Director	May 12, 2005
Dean Antonis

/s/ Divina Viray	Secretary and Director	May 12, 2005
Divina Viray

/s/ Robert Vaughan	Director	May 12, 2005
Robert Vaughan