Form 10QSB
period 2004-09-30
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2005-07-14
CIK 726747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
September 30, 2004	0-11582

Auto Underwriters of America, Inc. (Exact name of registrant as specified in its charter)

California	94-2915849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2755 Campus Drive, Suite 155, San Mateo, California
(Address of principal executive offices)

94403
(Zip Code)

(650) 377-4381
(Registrant's telephone number, including area code)

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X  ]

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	July 11, 2005
Common Stock, no par value	6,020,053

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2004	3

	Statements of Operations for the Three Months Ended September 30, 2004 and 2003	4

	Statements of Cash Flows for the Three Months Ended September 30, 2004 and 2003	5

	Notes to Financial Statements	6 – 9

Item 2.	Management’s Discussion and Analysis of Financial Condition	10 – 13

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Default Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Part I. Financial Information

Item 1. Financial Statements	Auto Underwriters of America, Inc.
Balance Sheets

	September 30, 2004	June 30, 2004
	(unaudited)

Assets:
Cash and cash equivalents	$17,925	$101,019
Finance receivables, net	8,585,788	9,265,565
Inventory	521,937	325,411
Prepaid and other assets	351,148	368,620

	$9,476,798	$10,060,615

Liabilities and stockholders’ equity:
Accounts payable and accrued liabilities	$870,600	$825,538
Funding payable	675,104	1,176,109
Income taxes payable	52,706	88,706
Senior debts	6,420,115	6,485,257
Subordinated debts	210,000	210,000
Advances from related parties	621,007	577,873

	8,849,532	9,363,483

Commitments and contingencies

Stockholders’ equity:
Preferred stock: no par value: 10,000,000 authorized
None issued or outstanding
Common stock: no par value: 100,000,000 authorized
Issued and outstanding: 2,200,053	3,451,378	3,451,378
Deferred compensation	(230,175)	(230,175)
Retained deficit	(2,593,937)	(2,524,071)

Total stockholders’ equity	627,266	697,132

	$9,476,798	$10,060,615

See Notes to Financial Statements unaudited.

Statements of Operations	Auto Underwriters of America, Inc.
(Unaudited)

	Three Months Ended September 30,
	2004	2003

Revenues:
Sales	$1,843,263	$-
Interest income	458,622	60,557

	2,301,885	60,557

Costs and expenses:
Cost of sales	1,093,223	-
Selling, general and administrative	724,125	77,636
Provision for credit losses	370,172	-
Interest expense	220,231	22,277

	2,407,751	99,913

Loss from operations before income taxes	(105,866)	(39,356)

Provision for income tax benefit	36,000	-

Net Loss	$(69,866)	$(39,356)

Basic earnings loss per share:	$(0.03)	$0.00

Basic weighted average number of shares outstanding:	2,200,053	30,000,000

See Notes to Financial Statements unaudited.

Statements of Cash Flows	Auto Underwriters of America, Inc.
(Unaudited)

	Three Months Ended September 30,
	2004	2003

Operating activities:
Net Loss	$(69,866)	$(39,356)

Adjustments to reconcile income from continuing operations
to net cash (used in) provided by operating activities:
Debt issuance costs	-	(32,250)
Discount on sale of finance receivables	8,556	-
Changes in finance receivables, net:
Finance receivable originations	(1,040,043)	(465,647)
Finance receivable collections	733,672	63,316
Provision for credit losses	370,172	-
Inventory acquired in repossession	551,807	-

Subtotal finance receivables	615,608	(402,331)
Changes in operating assets and liabilities:
Other receivables	6,813	(5,817)
Inventory	(196,526)	-
Prepaid and other assets	(10,729)	-
Accounts payable and accrued liabilities	(26,916)	(12,090)
Income tax payable	(36,000)	-
Funding payable	(653,746)	-
Deferred sales tax	71,477	-

Net cash used in operating activities	(291,329)	(491,844)

Investing activities:
Proceeds from sale of finance receivables	77,002	-

Financing activities:
Borrowings of other debt, net	153,241	51,591
Borrowings under senior credit facility, net	(65,142)	300,854
Advances from related parties, net	43,134	86,409

Net cash provided by financing activities	131,233	438,854

Increase (decrease) in cash and cash equivalents	(83,094)	(52,990)
Cash and cash equivalents at: Beginning of period	101,019	55,046

Cash and cash equivalents at: End of period	$17,925	$2,056

See Notes to Financial Statements unaudited.

Notes to Financial Statements (Unaudited)	Auto Underwriters of America, Inc.

Note 1 – Organization and Business

   Auto Underwriters of America, Inc. (“AUA” ) began operations in August 1983 under the name Advanced Cellular Technology, Inc. and developed and marketed cellular mobile telephone control units and resold used PBX telecommunications equipment. On December 31, 1990, we suspended operations and remained inactive until December 2002, when we adopted our current name and began our principal operations as a specialty finance company and specialty retailer of used cars and light trucks.

   We use AutoUnderwriter.com credit decision software to finance the sale of used cars by our three car sales lots in Houston, Texas and we target a selected customer credit profile.   Such purchasers generally do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer’s credit history.  Our borrowers have short or impaired credit histories.   In making decisions regarding the purchase of a particular contract, we consider the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history.  In addition, we examine the value of the automobile in relation to the purchase price and the term of the contract.

   Our three car lot operations purchase, recondition, sell and finance used vehicles under the name Affordable Cars & Trucks.  Each lot analyzes the credit worthiness and develops proper deal structure for each customer contract financed. We also take into account the individual’s income, job and residence history, credit score and history.

   We are still at an early stage in the rollout of our financing programs and retail concept. The primary drivers for future earnings growth will be vehicle unit sales growth from geographic expansion, comparable store sales increases, and interest income from growth in our finance receivable portfolio.

Note 2 – Summary of Significant Accounting Policies

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended June 30, 2004.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Concentration of Risk

   We originate and currently hold the majority of our finance receivable portfolio within the states of Texas and California.  We  believe there is a direct correlation between the unemployment rate in Texas, particularly within the Houston area, and the future performance of our portfolio.  A worsening in the state of the local economies or a protracted economic decline could increase the likelihood of losses due to credit and market risks and could create the need for substantial additions to the provision for loan losses.  Management believes that the current reserve levels are adequate for the foreseeable future.

   We maintain our cash and cash equivalents in high quality financial institutions.  The balances, at times, may exceed federally insured limits.  Our cash and cash equivalents represent money market accounts at financial institutions.  Our senior debt, line of credit, matures in March 2005.  We expect that we will be able to renew or refinance such credit facility on or before the scheduled maturity date.

Finance Receivables and Allowance for Credit Losses

   Finance receivables represent contracts with consumers residing primarily in Texas and California.  Our finance receivable portfolios consist of:  originations on installment sale contracts from the sale of used vehicles at its dealerships and from acquisitions of portfolios.  Finance receivables consist of contractually scheduled payments from installment contracts net of an allowance for credit losses.

   Because of the nature of our customers and their sub-prime credit histories, we consider the establishment of adequate reserves for credit losses to be imperative.  We segregate our contracts into pools for purposes of establishing reserves for finance receivables.  The determination of provisions for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions.  The allowance for credit losses is based upon historical and recent credit loss experience, a periodic analysis of the portfolio, economic conditions and trends and collateral values.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Management believes that the provision for loan losses is adequate based on information currently available.  It is at least reasonably possible that actual credit losses may be materially different from the recorded allowance for credit losses.

Provisions for Loan Losses

   Provisions for loan losses are charged to operations in amounts sufficient to maintain the provision for loan losses at a level considered adequate to cover probable credit losses on finance receivables. Provisions for loan losses include nonaccretable acquisition fees, the provision charged to operations, decreased by charge-offs, net of recoveries. Provision for loan losses is maintained at a level that, in our judgment, is sufficient to absorb the losses inherent in the finance receivables. We periodically evaluate the adequacy of the provision, which is based on our past charge-off experience.  Receivables, including accrued interest, are charged-off to the provision for loan losses when we repossess and dispose of the collateral or the account is otherwise deemed uncollectible. We believe that the provision for loan losses is adequate to cover probable credit losses on finance receivables based on information currently available; however, because the provision for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates, which would result in an additional charge to operations.

Charge Off Policy

   Our policy is to fully reserve an account in the month in which the account becomes 90 days contractually delinquent if we have not repossessed the related vehicle.  Otherwise, we charge-off the account when the vehicle securing the delinquent contract is repossessed and liquidated.  The charge-off represents the difference between the actual fair market value of the repossessed vehicle or net realizable wholesale proceeds and the carrying amount of the delinquent contract, including principal and accrued interest.  Accrual of finance charge income is suspended on accounts that are more than 60 days contractually delinquent.

Revenue Recognition

   Interest income from installment sales contracts is recognized using the interest method.  Accrual of interest income continues until installment contracts are collected in full, become 60 days delinquent, or are charged off.  Sales are recognized when a customer’s credit has been approved, the customer has taken possession of the vehicle, a contract has been executed, and all down payments have been received or scheduled.

Related Party Transactions

   Advances from related parties were  $86,409 and $43,134 for the three months ended September 2003 and 2004 respectively, and represent unsecured, non-interest bearing funds advanced to us by Gateway Credit Holdings, Inc (“Gateway”), a company with a common officer and shareholder, to fund working capital operations, as necessary.

   We have an informal license agreement with Gateway to pay $150 per funded contract for use of Gateway’s computer systems and software in qualifying prospects.  During the first quarter ended September 30, 2003 and 2004, we paid Gateway approximately $5,850 and $8,100 respectively for the use of software technology used in the credit scoring evaluation process of our underwriting.

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2005 presentation.

Note 3 – Finance Receivables

   We originate installment sale contracts from the sale of used vehicles at our dealerships.  These installment sale contracts typically include interest rates ranging from approximately 12% to 27% per annum and provide for payments over periods ranging from 18 to 60 months.  The components of finance receivables as of September 30, 2004 and June 30, 2004 are as follows:

	September 30,	June 30,
	2004	2004

Finance receivables	$10,211,851	$11,273,547
Allowance for credit losses	(1,626,063)	(2,007,982)

	$8,585,788	$9,265,565

   Changes in the finance receivables allowance for credit losses for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,
	2004	2003

Balance at beginning of period	$2,007,982	$97,851
Provision for credit losses	370,172	-
Nonaccretable acquisition fees	-	27,115
Net charge offs	(1,303,898)	(3,147)
Net recoveries	551,807	-

Balance at end of period	$1,626,063	$121,819

Note 4 – Accrued Liabilities

   A summary of accrued liabilities as of September 30, 2004 and June 30, 2004 is as follows:

	September 30,	June 30,
	2004	2004

Accounts payable	$142,293	$247,967
Advances	139,432	138,932
Deferred sales tax	446,764	375,287
Interest	14,700	-
Payroll and taxes	42,056	4,090
Dealer inventory tax	15,244	13,067
Other	70,111	46,195

	$870,600	$825,538

Note 5 – Debt

   We have a $7,000,000 revolving line of credit (“LOC”) with Oak Rock Financial, LLC, bearing interest at the greater of prime+7% or 11.25% and matures on March 31, 2005.  The LOC is secured by all of our assets and a personal validity guarantee by our President.  At September 30, 2004, the LOC balance outstanding was $6,420,115 with $579,885 availability for future use.

   Interest on our LOC debt is payable monthly and the principal balances are due at the maturity of the facilities.  Our LOC facility contains various reporting and performance covenants including maintenance of certain financial ratios and tests, limitations on borrowings from other sources, restrictions on certain operating activities, and restrictions on the payment of dividends or distributions.

   A summary of our LOC debt as of September 30, 2004 and June 30, 2004 is as follows:

Revolving Credit Facility

	Facility	Interest		Balance at
Lender	Amount	Rate	Maturity	Sep 30, 2004	June 30, 2004

Oak Rock Financial LLC	$ 7 million	Prime + 7%	March 31, 2005	$ 6,420,115	$ 6,485,257

   In fiscal 2004, we issued $185,000 in unsecured convertible promissory notes pursuant to a private placement.  These notes bear interest at 9.25% per annum from the date of issuance with interest payable semi-annually on May 1, 2004 and November 1, 2004.  All or a portion of the unpaid principal balance is convertible into common stock at $1.00 per share.  Interest due is not convertible into common stock.  In February 2005, these notes were converted into 185,000 shares of our common stock.

   In fiscal 2004, we issued $25,000 in unsecured promissory notes bearing interest at 9.25% per annum.  The $25,000 note payable and the related accrued interest were paid in full in November 2004.

   A summary of our other debt as of September 30, 2004 and June 30, 2004 is as follows:

Other Notes Payable

	Facility	Interest		Balance at
Lender	Amount	Rate	Maturity	Sep 30, 2004	June 30, 2004

Private placement	N/A	9.25%	Nov 2004	$ 185,000	$ 185,000
Individual	N/A	9.25%	Nov 2004	25,000	25,000

Note 6 – Commitments and Contingencies

   As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers. We believe that we have taken prudent steps to address the litigation risks associated with our business activities.

   In our opinion, the resolution of these types of current matters will not have a material adverse effect on our financial position or results of operations. However, we cannot provide assurance damages that result in a material adverse effect on our financial position or results of operations will not be imposed in potential future matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Note 7 – Supplemental Cash Flow Information

   Supplemental cash flow disclosures for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,
	2004	2003

Interest paid	$205,531	$22,277
Inventory acquired in repossession (Non-cash transactions)	551,807	-

Note 8 – Subsequent Events

   In March 2005, our senior debt line of credit was extended.  During the renewal process,  prior to the maturity date of March 2005, both AUA and Oak Rock Financial LLC verbally agreed to extend the related senior debt instruments.

   In February 2005, we issued 185,000 shares of our common stock issued for the conversion of debt issued during fiscal 2004.  All of the unpaid principal balance was convertible into common stock at $1.00 per share.  Interest due was not convertible into common stock of the Company.

   In June 2005, we entered into an asset purchase agreement with Gateway Credit Holdings, Inc for the purchase of software and certain other fixed assets and we issued 500,000 shares of common stock in connection with this purchase.  Dean Antonis, our president, is also a beneficial owner of Gateway Credit Holdings, Inc.

   In June 2005, we entered into an asset purchase agreement with Epic Financial Services, LLC for the purchase of certain fixed assets and repayments of loans made by Epic to us and we issued 500,000 shares of common stock in connection with this purchase.  William Kellegher, our vice president, is also a beneficial owner of Epic Financial Service, LLC.

   In June 2005, we issued an additional 185,000 shares of our common stock for the conversion of debt issued during fiscal 2004 as a result of our board of directors decision to adjust the conversion price to $.50 per share.   Previously in February 2005, we had valued the original debt to equity conversation at $1.00 per share.

   In June 2005, we issued 55,000 shares of common stock to an individual in connection with the purchase of certain fixed assets from Paaco Automotive Group, L.P.   We also issued 240,000 shares of common stock to an individual to retire certain accounts payable.

   In June 2005, we issued a total of 2,155,000 shares of common stock to several officers and employees for compensation for their efforts in developing our business operations.  We also authorized stock options of 50,000 to one of our directors as compensation for their efforts in developing our business operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Cautionary Statement Regarding Forward-looking Information

    This Form 10-QSB for the quarter ended September 30, 2004 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	The creditworthiness of contract obligors;
•	Economic factors affecting delinquencies;
•	Our ability to retain and attract experienced and knowledgeable personnel;
•	Our ability to purchase installment contracts; and
•	Our ability to compete in the consumer finance industry.

   In addition, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements.

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

Business Overview

   Auto Underwriters of America, Inc. began operations in August 1983 under the name Advanced Cellular Technology, Inc. and developed and marketed cellular mobile telephone control units and resold used PBX telecommunications equipment. On December 31, 1990, we suspended operations and remained inactive until December 2002, when we adopted our current name and began our principal operations as a specialty finance company and specialty retailer of used cars and light trucks.

   We use AutoUnderwriter.com credit decision software to finance the sale of used cars by our three car sales lots in Houston, Texas and we also use the software to provide financing programs to third party automobile dealers via the internet on behalf of purchasers of new and used cars and light trucks who meet our credit standards.  We target a selected customer credit profile.  Such purchasers generally do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer’s credit history.  Our borrowers generally have short or impaired credit histories.  In making decisions regarding the purchase of a particular contract, we consider the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history.  In addition, we examine the value of the automobile in relation to the purchase price and the term of the contract.

   Our three car lot operations purchase, recondition, sell and finance used vehicles under the name Affordable Cars & Trucks.  These car lots also use AutoUnderwriter.com which aids in the analysis of the credit worthiness and develops proper deal structure for each customer contract financed. The system takes into account the individual’s income, job and residence history, credit score and history.  The car lot operations facilitate our use of the software in our financing program.

   We are still at an early stage in the rollout of our financing programs and retail concept. The primary drivers for future earnings growth will be vehicle unit sales growth from geographic expansion, comparable store sales increases, and interest income from growth in our finance receivable portfolio.  During the next two years, we plan to focus our growth primarily on adding stores to new markets in the state of Texas. In addition, in fiscal 2005 we plan to expand our network of automobile dealers that utilize our financing programs in the states we currently service.  Over the three-year period, we plan to open new used car stores.  We also expect used unit comparable store sales increases, reflecting the multi-year ramp up in sales of newly opened stores as they mature and continued market share gains at stores that have reached mature sales levels. On a combinedbasis, we expect that new store openings and comparable store used unit increases will drive total used unit growth.

   The principal challenges we face in expanding our store and dealer base and meeting our growth targets include:

•	Our ability to procure suitable real estate at reasonable costs. Real estate acquisition will be an increasing challenge as we enter large, multi-store markets.
•	Our ability to build our management team to support the store growth.
•	Our ability to maintain a competitive indirect finance program for franchise and independent dealers.

   We staff each newly opened store with an experienced management team, including the general manager, purchasing manager, and business office manager, as well as a number of experienced sales managers and account servicing personnel. We must therefore be continually recruiting, training, and developing managers to support future store openings. If at any time we believe that the rate of store growth is causing our performance to falter, we will slow the growth rate.

Recent Developments

   We entered into the following transactions subsequent to the end of our quarter ended September 30, 2004:

•

On June 29, 2005, we issued a total of 2,155,000 shares of common stock and 50,000 options to our officers, directors and certain other employees as compensation for their efforts in developing our business operations.  Our board of directors valued the shares at $.50 per share.  The options to purchase our common stock were granted pursuant to our 2004 Stock Option Plan and are exercisable for a period of 5 years at an exercise price of $.50 per share.  The securities were offered and sold pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended.

•

On June 29, 2005, we issued an additional 185,000 shares of common stock to a limited number of accredited investors pursuant to the conversion of $185,000 in unsecured convertible promissory notes that were originally converted at $1.00 per share in February 2005.  The additional shares of common stock were issued as a result of the decision of our board of directors to adjust the conversion price to $.50 per share.  As previously reported, the notes were issued and sold pursuant to a private placement memorandum dated February 19, 2004.  The offering and sale was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder.

•

On June 29, 2005, we issued 55,000 shares of common stock to Larry Lange in connection with the purchase of certain assets from PAACO Automotive Group, L.P.  We also issued 240,000 shares of common stock to Lawrence Gunnels to retire an accounts payable of $120,000.  Our board of directors valued the shares at $.50 per share.  The securities were offered and sold pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended.

•

On June 30, 2005, we issued 500,000 shares of common stock to Gateway Credit Holdings, Inc. in connection with the purchase of certain assets from Gateway.  As previously reported, Dean Antonis, our president, treasurer, director and a beneficial owner, is also the president, treasurer, director and a beneficial owner of Gateway.  We also issued 500,000 shares of common stock to Epic Financial Services, LLC in connection with the purchase of certain assets from Epic.  William Kellagher, our vice president and a beneficial owner, holds a 27% membership interest in Epic.  Our board of directors valued the shares at $.50 per share in connection with both of these transactions.  The securities were offered and sold pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended.

   An appropriate “restricted” legend was placed on the securities issued in each of the transactions described above and we filed a current report on Form 8-K reporting these transactions on July 7, 2005.

Results of Operations

   The following table summarizes our results of operations for the three months ended September 30, 2004 and 2003.

Auto Underwriters of America, Inc
(unaudited)

	Three Months Ended September 30,
	2004	2003

Revenues:
Sales	$$1,843,263		$-
Interest income	458,622		60,557

Total	2,301,885		60,557

Costs and expenses:
Cost of sales	1,093,223		-
Selling, general and admin	724,125		77,636
Provision for credit losses	370,172		-
Interest expense	220,231		22,277

Total	2,407,751		99,913

Pretax income	$(105,866)	$	$(39,356)

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenues

   Total revenues increased $2,241,328 for the three month period ending September 30, 2004 compared to the corresponding period ended September 30, 2003 principally as a result of the launch of our automotive specialty retailing operations in January 2004 resulting in revenues generated in the sale of cars and light trucks of $1,778,304, an increase in interest income due to an increase in the outstanding loan portfolio and increased document fee income as a result of an increase in the number of loans originated of $64,959.

Cost of Sales

   Cost of sales as a percentage of automobile and light truck sales was 61.5% or $1,093,223 for the three month period ending September 30, 2004. The corresponding period ended September 30, 2003 had no cost of sales since our specialty retailing operations did not begin until January 2004.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased by $646,489 for the three month period ending September 30, 2004 compared to the corresponding period ended September 30, 2003. This increase was primarily attributable to additional staffing, increased general operating expenses and the opening of automotive retailing facilities. Selling, general and administrative expenses as a percentage of sales was 31.5% for the three month period ending September 30, 2004.  Theselling, general and administrative expense for the three month period ending September 30, 2003 was not comparable.  The comparison between the two reporting periods is not meaningful due to the automotive operations generally began during January 2004 with no related expenses during the quarter ended September 2003.

Interest Expense

    Interest expense increased to $220,231for the three month period ending September 30, 2004 as compared to $22,277 for the corresponding period ended September 30, 2003. The indebtedness as of September 30, 2004 increased to $7,251,122 compared to $1,270,655 as of September 30, 2003.  The increase in interest expense was primarily due to the increase in borrowings from a line of credit as we financed our increase in the receivable base through the purchase of two loan portfolios and loan originations from our direct and indirect lending operations.

Analysis of Credit Losses

   Provision for credit losses was $370,172 with no comparable expense in the corresponding period ended September 30, 2003 due to no comparable operations.  The provision for credit losses as a percentage of sales was 20.8% on $1,778,304 vehicle related sales.

Liquidity and Capital Resources

   The following table summarizes our liquidity and capital resources for the three months ended September 30, 2004 and 2003.

Auto Underwriters of America, Inc
(unaudited)

	Three Months Ended September 30,
	2004	2003

Operating activities:
Net Loss	$(69,866)	$(39,356)

Changes in finance receivables, net:	615,608	(402,331)
Changes in operating assets and liabilities:	(837,071)	50,157

Net cash used in operating activities	(291,329)	(491,844)

Cash provided by investing activities:	77,002	-
Cash provided by financing activities:	131,233	438,854

Decrease in cash	(83,094)	(52,990)

   Our primary use of working capital was the funding of the origination and purchase of contracts and inventory. The contracts were financed substantially through borrowings on the revolving line of credit. The line of credit is secured primarily by contracts, and available borrowings are based on a percentage of qualifying contracts. As of September 30, 2004, we had approximately $579,885 available under the line of credit. We have also funded a portion of its working capital needs through the issuance of subordinated notes.

   We believe that borrowings available under the line of credit as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt, or the sale of additional securities, will be sufficient to meet its short-term funding needs.

Critical Accounting Policies

   The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from our estimates.  We believe the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of our allowance for credit losses.  Below is a discussion of our accounting policy concerning such allowance.  Other accounting policies are disclosed in the footnotes of our consolidated financial statements which are included in our annual report on Form 10-K for the year ended June 30, 2004.

   We maintain an allowance for credit losses at a level we consider sufficient to cover anticipated losses in the collection of our finance receivables.  The allowance for credit losses is determined based upon a review of historical, recent credit losses, and the finance receivable portfolio.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  It is at least reasonably possible that actual credit losses may be materially different from the recorded allowance for credit losses.

Seasonality

   Our automobile sales and finance business is seasonal in nature.  In such business, the second fiscal quarter (October through December) is historically the slowest period for vehicle sales.  The third fiscal quarter (January through March) is historically the busiest time for vehicle sales as many of our customers use income tax refunds as a down payment on the purchase of a vehicle.

Item 3.  Controls and Procedures

   We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15 under supervision and with the participation of our principal executive officer and principal financial officer, as of September 30, 2004.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings.  No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.  The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

PART II.                OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the period covered by this report.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.	OTHER INFORMATION.

Not Applicable

ITEM 6.	EXHIBITS

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auto Underwriters of America, Inc.

By: \s\ Dean Antonis
Dean Antonis
President and Treasurer

Dated: July 14, 2005