Form 10QSB
period 2004-12-31
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2005-07-15
CIK 726747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
December 31, 2004	0-11582

Auto Underwriters of America, Inc. (Exact name of registrant as specified in its charter)

California	94-2915849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	July 11, 2005
Common Stock, no par value	6,020,053

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of December 31, 2004	3

	Statements of Operations for the Six Months Ended December 31, 2004 and 2003	4

	Statements of Cash Flows for the Six Months Ended December 31, 2004 and 2003	5

	Notes to Financial Statements	6 – 10

Item 2.	Management’s Discussion and Analysis of Financial Condition	11 – 15

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Default Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Part I. Financial Information

Item 1. Financial Statements	Auto Underwriters of America, Inc.
Balance Sheets

	December 31, 2004	June 30, 2004
	(Unaudited)

Assets:
Cash and cash equivalents	$85,772	$101,019
Finance receivables, net	7,430,186	9,265,565
Other receivables	1,092,232	328,924
Fixed assets, net	111,960	-
Inventory	1,227,977	325,411
Prepaid and other assets	58,290	39,696

	$10,006,417	$10,060,615

Liabilities and stockholders’ equity:
Accounts payable and accrued liabilities	$1,028,317	$825,538
Funding payable	1,070,317	1,176,109
Income taxes payable	23,206	88,706
Senior debts	6,363,089	6,485,257
Subordinated debts	279,042	210,000
Advances from related parties	672,276	577,873

	9,436,247	9,363,483

Commitments and contingencies

Stockholders’ equity:
Preferred stock: no par value: 10,000,000 authorized
None issued or outstanding
Common stock: no par value: 100,000,000 authorized
Issued and outstanding: 2,200,053	3,451,378	3,451,378
Deferred compensation	(230,175)	(230,175)
Retained deficit	(2,651,033)	(2,524,071)

Total stockholders’ equity	570,170	697,132

	$10,006,417	$10,060,615

See Notes to Financial Statements unaudited.

Statements of Operations	Auto Underwriters of America, Inc.
(Unaudited)

	Three Months ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Revenues:
Sales	$2,497,811	$-	$4,341,074	$-
Interest income	411,999	119,747	870,621	180,304

	2,909,810	119,747	5,211,695	180,304

Costs and expenses:
Cost of sales	1,449,626	-	2,542,851	-
Selling, general and administrative	856,152	127,235	1,580,275	204,871
Provision for credit losses	461,056	-	831,228	-
Interest expense	223,798	45,150	444,029	67,427
Depreciation	5,774	-	5,774	-

	2,996,406	172,385	5,404,157	272,298

Loss before taxes	(86,596)	(52,638)	(192,462)	(91,994)

Provision (benefit) for income taxes	(29,500)	-	(65,500)	-

Net loss	$(57,096)	$(52,638)	$(126,962)	$(91,994)

Basic earnings loss per share:	$(0.03)	$0.00	$(0.06)	$0.00

Basic weighted average shares outstanding:	2,200,053	32,641,304	2,200,053	31,320,652

See Notes to Financial Statements Unaudited.

Statements of Cash Flows	Auto Underwriters of America, Inc.
(Unaudited)

	Six Months Ended December 31,
	2004	2003

Operating activities:
Net Loss	$(126,962)	$(91,994)

Adjustments to reconcile income from continuing operations
to net cash (used in) provided by operating activities:
Debt issuance costs	-	(32,250)
Depreciation	5,774	245
Discount on sale of finance receivables	33,823	-
Changes in finance receivables, net:
Finance receivable originations	(4,086,197)	(861,168)
Finance receivable collections	2,326,893	353,094
Provision for credit losses	831,228	-
Inventory acquired in repossession	1,414,547	-

Subtotal finance receivables	486,471	(508,074)
Changes in operating assets and liabilities:
Other receivables	(763,306)	-
Inventory	(902,566)	-
Prepaid and other assets	(18,594)	8,253
Accounts payable and accrued liabilities	75,646	(9,224)
Income tax payable	(65,500)	-
Funding payable	(116,952)	(57,525)
Deferred sales tax	131,559	-

Net cash used in operating activities	(1,260,607)	(690,569)

Investing activities:
Proceeds from sale of finance receivables	1,315,085	-
Purchase of loan portfolio	-	(2,237,687)

Net cash (used in) provided in investing activities	1,315,085	(2,237,687)

Financing activities:
Borrowings of other debt, net	(41,959)	140,000
Borrowings under senior credit facility, net	(122,169)	2,588,638
Advances from related parties, net	94,403	176,531

Net cash (used in) provided by financing activities	(69,725)	2,905,169

Increase (decrease) in cash and cash equivalents	(15,247)	(23,087)
Cash and cash equivalents at: Beginning of period	101,019	55,046

Cash and cash equivalents at: End of period	$85,772	$31,959

See Notes to Financial Statements unaudited.

Notes to Financial Statements (Unaudited)	Auto Underwriters of America, Inc.

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

Note 2 – Summary of Significant Accounting Policies

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended June 30, 2004.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Concentration of Risk

   We originate and currently hold the majority of our finance receivable portfolio within the states of Texas and California.  We believe there is a direct correlation between the unemployment rate in Texas, particularly within the Houston area, and the future performance of our portfolio.  A worsening in the state of the local economies or a protracted economic decline could increase the likelihood of losses due to credit and market risks and could create the need for substantial additions to the provision for loan losses.  We believe the current reserve levels are adequate for the foreseeable future.

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

Finance Receivables and Allowance for Credit Losses

   Finance receivables represent contracts with consumers residing primarily in Texas and California.  Our finance receivable portfolios consist of originations on installment sale contracts from the sale of used vehicles at its dealerships and from acquisitions of portfolios.  Finance receivables consist of contractually scheduled payments from installment contracts net of an allowance for credit losses.

   Because of the nature of our customers and their sub-prime credit histories, we consider the establishment of adequate reserves for credit losses to be imperative.  We segregate our contracts into pools for purposes of establishing reserves for finance receivables.  The determination of provisions for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions.  The allowance for credit losses is based upon historical and recent credit loss experience, a periodic analysis of the portfolio, economic conditions and trends and collateral values.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  We believe that the provision for loan losses is adequate based on information currently available.  It is at least reasonably possible that actual credit losses may be materially different from the recorded allowance for credit losses.

Provisions for Loan Losses

   Provisions for loan losses are charged to operations in amounts sufficient to maintain the provision for loan losses at a level considered adequate to cover probable credit losses on finance receivables. Provisions for loan losses include nonaccretable acquisition fees, the provision charged to operations, decreased by charge-offs, net of recoveries. Provision for loan losses is maintained at a level that, in our judgment, is sufficient to absorb the losses inherent in the finance receivables. We periodically evaluate the adequacy of the provision, which is based on our past charge-off experience.  Receivables, including accrued interest, are charged-off to the provision for loan losses when we repossess and dispose of the collateral or the account is otherwise deemed uncollectible. We believe the provision for loan losses is adequate to cover probable credit losses on finance receivables based on information currently available; however, because the provision for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates, which would result in an additional charge to operations.

Charge Off Policy

   Our policy is to fully reserve an account in the month in which the account becomes 90 days contractually delinquent if we have not repossessed the related vehicle.  Otherwise, we charge off the account when the vehicle securing the delinquent contract is repossessed and liquidated.  The charge-off represents the difference between the actual fair market value of the repossessed vehicle or net realizable wholesale proceeds and the carrying amount of the delinquent contract, including principal and accrued interest.  Accrual of finance charge income is suspended on accounts that are more than 60 days contractually delinquent.

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

Related Party Transactions

   Advances from related parties for the six months ended December 2004 and 2003 were $94,403 and $176,531  respectively, and represent unsecured, non-interest bearing funds advanced to us by Gateway Credit Holdings, Inc (“Gateway”), a company with a common officer and shareholder, to fund working capital operations, as necessary.

   We have an informal license agreement with Gateway to pay $150 per funded contract for use of Gateway’s computer systems and software in qualifying prospects.  During the six months ended December 31, 2004 and 2003, we paid Gateway approximately $10,200 and $12,000 respectively for the use of software technology used in the credit scoring evaluation process of our underwriting.

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2005 presentation.

Note 3 – Finance Receivables

   We originate installment sale contracts from the sale of used vehicles at our dealerships.  These installment sale contracts typically include interest rates ranging from approximately 12% to 27% per annum and provide for payments over periods ranging from 18 to 60 months.  The components of finance receivables as of December 31, 2004 and June 30, 2004 are as follows:

	December 31,	June 30,
	2004	2004

Finance receivables	$9,063,561	$11,273,547
Allowance for credit losses	(1,633,375)	(2,007,982)

	$7,430,186	$9,265,565

   Changes in the finance receivables allowance for credit losses for the six months ended December 31, 2004 and 2003 are as follows:

	Six Months Ended December 31,
	2004	2003

Balance at beginning of period	$2,007,982	$97,851
Provision for credit losses	831,228	-
Nonaccretable acquisition fees	-	47,480
Net charge offs	(2,620,382)	(18,819)
Net recoveries	1,414,547	-

Balance at end of period	$1,633,375	$126,512

Note 4 – Fixed Assets

   In November 2004, we acquired certain furniture, fixtures and leasehold improvements related to a lease agreement at one of our lots in Houston, Texas.  These fixed assets are depreciated straight line over a five year period.  The capitalized cost of fixed assets is $117,734 with a related accumulated depreciation of $5,774 as of December 31, 2004 with no comparable assets in the corresponding prior period.

Note 5 – Accrued Liabilities

   A summary of accrued liabilities as of December 31, 2004 and June 30, 2004 is as follows:

	December 31,	June 30,
	2004	2004

Accounts payable	$192,205	$247,967
Advances	134,506	138,932
Deferred sales tax	506,846	375,287
Interest	36,953	-
Payroll and taxes	100,277	4,090
Dealer inventory tax	17,540	13,067
Other	39,990	46,195

	$1,028,317	$825,538

Note 6 – Debt

   We have a $7,000,000 revolving line of credit (“LOC”) with Oak Rock Financial, LLC, bearing interest at the greater of prime+7% or 11.25% and matures on March 31, 2005.  The LOC is secured by all of our assets and a personal validity guarantee by our President.  At December 31, 2004, the LOC balance outstanding was $6,363,089 with $636,911 availability for future use.

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

   A summary of our LOC debt as of December 31, 2004 and June 30, 2004 is as follows:

Revolving Credit Facility

	Facility	Interest		Balance at
Lender	Amount	Rate	Maturity	Dec 31, 2004	June 30, 2004

Oak Rock Financial LLC	$ 7 million	Prime + 7%	March 31, 2005	$ 6,363,089	$ 6,485,257

   In fiscal 2004, we issued $185,000 in unsecured convertible promissory notes pursuant to a private placement.  These notes bear interest at 9.25% per annum from the date of issuance with interest payable semi-annually on May 1, 2004 and November 1, 2004.  All or a portion of the unpaid principal balance is convertible into common stock at $1.00 per share.  Interest due is not convertible into common stock of the Company.  In February 2005, these notes were converted into 185,000 shares of our common stock.

   In fiscal 2004, we issued $25,000 in unsecured promissory notes bearing interest at 9.25% per annum.  The $25,000 note payable and the related accrued interest were paid in full in November 2004.

   In November 2004, we issued a $106,000 promissory note for the acquisition of a leased operational facility including furniture, fixtures and equipment located in Houston, Texas.  This note bears interest at 6% due in October 2005 with principal and interest payable monthly.

   A summary of our other debt as of December 31, 2004 and June 30, 2004 is as follows:

Other Notes Payable

	Origination	Interest		Balance at
Lender	Amount	Rate	Maturity	Dec 31, 2004	June 30, 2004

Private placement	$185,000	9.25%	Nov 2004	$ 185,000	$ 185,000
Seller Finance	$106,000	6.00%	Oct 2005	94,042	-
Individual	$ 25,000	9.25%	Nov 2004	-	25,000

Note 7 – Commitments and Contingencies

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

   In the opinion of management, the resolution of these types of current matters will not have a material adverse effect on our financial position or results of operations. However, we cannot provide assurance damages that result in a material adverse effect on our financial position or results of operations will not be imposed in potential future matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Note 8 – Supplemental Cash Flow Information

   Supplemental cash flow disclosures for the six months ended December 31, 2004 and 2003 are as follows:

	Six Months Ended December 31,
	2004	2003

Interest paid	$407,076	$67,427
Inventory acquired in repossession (Non-cash transactions)	1,414,547	-

Note 9 – Subsequent Events

   In March 2005, our senior debt line of credit was extended.  During the renewal period prior to the maturity date of March 2005, both AUA and Oak Rock Financial LLC verbally agreed to extend the related senior debt instruments.

   In February 2005, there were 185,000 shares of our common stock issued for the conversion of debt issued during fiscal 2004.  All of the unpaid principal balance was convertible into common stock at $1.00 per share.  Interest due was not convertible into common stock.

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

Cautionary Statement Regarding Forward-looking Information

   This Form 10-QSB for the quarter ended December 31, 2004 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

   Our car lot operations purchase, recondition, sell and finance used vehicles under the name Affordable Cars & Trucks.  These car lots also use AutoUnderwriter.com which aids in the analysis of the credit worthiness and develops proper deal structure for each customer contract financed. The system takes into account the individual’s income, job and residence history, credit score and history.  The car lot operations facilitate our use of the software in our financing program.

   We are still at an early stage in the rollout of our financing programs and retail concept. The primary drivers for future earnings growth will be vehicle unit sales growth from geographic expansion, comparable store sales increases, and interest income from growth in our finance receivable portfolio.  During the next two years, we plan to focus our growth primarily on adding stores to new markets in the state of Texas. In addition, in fiscal 2005 we plan to expand our network of automobile dealers that utilize our financing programs in the states we currently service. Over the next three-year period, we plan to open new used car stores.  We also expect used unit comparable store sales increases, reflecting the multi-year ramp up in sales of newly opened stores as they mature and continued market share gains at stores that have reached mature sales levels. On a combinedbasis, we expect that new store openings and comparable store used unit increases will drive total used unit growth.

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

Recent Developments

   We entered into the following transactions subsequent to the end of our quarter ended December 31, 2004:

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

Results of Operations

   The following table summarizes our results of operations for the six months ended December 31, 2004 and 2003.

Auto Underwriters of America, Inc
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Revenues:
Sales	$2,497,811	$-	$4,341,074	$-
Interest income	411,999	119,747	870,621	180,304

	2,909,810	119,747	5,211,695	180,304

Costs and expenses:
Cost of sales	1,449,626	-	2,542,851	-
Selling, general and administrative	856,152	127,235	1,580,275	204,871
Provision for credit losses	461,056	-	831,228	-
Interest expense	223,798	45,150	444,029	67,427
Depreciation	5,774	-	5,774	-

	2,996,406	172,385	5,404,157	272,298

Loss before taxes	(86,596)	(52,638)	(192,462)	(91,994)

Three months ended December 31, 2004 compared to the three months ended December 31, 2003

Revenues

   Total revenues increased $2,790,063 for the three month period ending December 31, 2004 compared to the corresponding prior period  principally as a result of the launch of our automotive specialty retailing operations in January 2004 resulting in revenues generated in the sale of cars and light trucks of $2,408,828, interest income of $411,999 due to an increase in the outstanding loan portfolio and increased other fee income as a result of an increase in the number of loans originated of $88,982.

Cost of Sales

   Cost of sales as a percentage of automobile and light truck sales was 60.3% or $1,449,626 for the three month period ending December 31, 2004. The corresponding prior period ended December 31, 2003 had no cost of sales since our specialty retailing operations did not begin until January 2004.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased by $728,917 for the three month period ending December 31, 2004 compared to the corresponding prior period.  This increase was primarily attributable to additional staffing, increased general operating expenses and the opening of automotive retailing facilities. Selling, general and administrative expenses as a percentage of sales was 34.3% for the three month period ending December 31, 2004 compared to 106.3% for the same corresponding prior period.    The comparison between the two reporting periods is not meaningful due to the automotive operations began during January 2004 with no related expenses during the quarter ended December 31, 2003.

Interest Expense

   Interest expense increased to $223,798 for the three month period ending December 31, 2004 as compared to $45,150 for the corresponding prior period.  The indebtedness as of December 31, 2004 increased to $7,314,407 compared to $3,688,380 as of December 31, 2003.  The increase in interest expense was primarily due to the increase in borrowings from a line of credit as we financed our increase in the receivable base through the purchase of two loan portfolios and loan originations from our direct and indirect lending operations.

Analysis of Credit Losses

   Provision for credit losses was $461,056 with no comparable expense in the corresponding prior period ended due to no comparable operations.  The provision for credit losses as a percentage of sales was 15.8% on $2,404,828 vehicle related sales.

Six months ended December 31, 2004 compared to the six months ended December 31, 2003

Revenues

   Total revenues increased $5,031,391 for the six month period ending December 31, 2004 compared to the corresponding prior period ended principally as a result of the launch of our automotive specialty retailing operations in January 2004 resulting in revenues generated in the sale of cars and light trucks of $4,187,133, interest income of $870,621 due to an increase in the outstanding loan portfolio and  increased other fee income as a result of an increase in the number of loans originated and purchased of $153,941.

Cost of Sales

   Cost of sales as a percentage of automobile and light truck sales was 60.7% or $2,542,851 for the six month period ending December 31, 2004. The corresponding period ended December 31, 2003 had no cost of sales since our specialty retailing operations did not begin until January 2004.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased by $1,375,404 for the six month period ending December 31, 2004 compared to the corresponding prior period.  This increase was primarily attributable to additional staffing, increased general operating expenses and the opening of automotive retailing facilities. Selling, general and administrative expense as a percentage of sales was 37.7% for the six month period ending December 31, 2004.  The selling, general and administrative expense for the six month period ending December 31, 2004 was not comparable.  The comparison between the two reporting periods is not meaningful due to the automotive operations began during January 2004 with no related expenses during the six month period ended December 2003.

Interest Expense

   Interest expense increased to $444,029 for the six month period ending December 31, 2004 as compared to $67,427 for the corresponding prior period.  The indebtedness as of December 31, 2004 increased to $7,314,407 compared to $3,688,380 as of December 31, 2003.  The increase in interest expense was primarily due to the increase in borrowings from a line of credit as we financed our increase in the receivable base through the purchase of two loan portfolios and loan originations from our direct and indirect lending operations.

Analysis of Credit Losses

   Provision for credit losses for the six months ended December 31, 2004 was $831,228 with no comparable expense in the corresponding period prior period due to no comparable operations.  The provision for credit losses as a percentage of sales was 19.9% on $4,187,133 vehicle related sales.

Liquidity and Capital Resources

   The following table summarizes our liquidity and capital resources for the six months ended December 31, 2004 and 2003.

Auto Underwriters of America, Inc
(unaudited)

	Six Months Ended December 31,
	2004	2003

Operating activities:
Net Loss	$(126,962)	$(91,994)

Changes in finance receivables, net:	486,471	(508,074)
Changes in operating assets and liabilities:	(1,620,116)	(90,501)

Cash used in operating activities	(1,260,607)	(690,569)

Investing activities:	1,315,085	(2,237,687)
Financing activities:	(69,725)	2,905,169

Decrease in cash	(15,247)	(23,087)

   Our primary use of working capital was the funding of the origination and purchase of contracts and inventory. The contracts were financed substantially through borrowings on the revolving line of credit. The line of credit is secured primarily by contracts, and available borrowings are based on a percentage of qualifying contracts. As of December 31, 2004 we had approximately $636,911 available under the line of credit. We have also funded a portion of our working capital needs through the issuance of subordinated notes.

   We believe borrowings available under the line of credit as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt, or the sale of additional securities, will be sufficient to meet its short-term funding needs.

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

   We maintain an allowance for credit losses at a level we consider sufficient to cover anticipated losses in the collection of our finance receivables.  The allowance for credit losses is determined based upon a review of historical and recent credit losses and the finance receivable portfolio.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  It is at least reasonably possible that actual credit losses may be materially different from the recorded allowance for credit losses.

Seasonality

   Our automobile sales and finance business is seasonal in nature.  In such business, our second fiscal quarter (October through December) is historically the slowest period for vehicle sales.  The third fiscal quarter (January through March) is historically the busiest time for vehicle sales as many of our customers use income tax refunds as a down payment on the purchase of a vehicle.

Item 3.  Controls and Procedures

   We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15 under supervision and with the participation of our principal executive officer and principal financial officer, as of December 31, 2004.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings.  No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.  The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

Dated: July 15, 2005