Form 10QSB
period 2005-03-31
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2005-07-15
CIK 726747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
March 31, 2005	0-11582

Auto Underwriters of America, Inc. (Exact name of registrant as specified in its charter)

California	94-2915849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	July 11, 2005
Common Stock, no par value	6,020,053

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of March 31, 2005	3

	Statements of Operations for the Nine Months Ended March 31, 2005 and 2003	4

	Statements of Cash Flows for the Nine Months Ended March 31, 2005 and 2004	5

	Notes to Financial Statements	6 – 10

Item 2.	Management’s Discussion and Analysis of Financial Condition	11 – 15

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Default Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Part I. Financial Information

Item 1. Financial Statements	Auto Underwriters of America, Inc.
Balance Sheets

	March 31, 2005	June 30, 2004
	(Unaudited)

Assets:
Cash and cash equivalents	$34,952	$101,019
Finance receivables, net	9,324,310	9,265,565
Other receivables	857,412	328,924
Inventory	1,440,737	325,411
Fixed assets, net	106,154	-
Prepaid and other assets	61,290	39,696

	$11,824,855	$10,060,615

Liabilities and stockholders’ equity:
Accounts payable and accrued liabilities	$1,272,853	$825,538
Funding payable	1,117,002	1,176,109
Income taxes payable	183,706	88,706
Senior debts	7,437,207	6,485,257
Subordinated debts	75,877	210,000
Advances from related parties	671,245	577,873

	10,757,890	9,363,483

Commitments and contingencies

Stockholders’ equity:
Preferred stock: no par value: 10,000,000 authorized
None issued or outstanding
Common stock: no par value: 100,000,000 authorized
Issued and outstanding: 2,385,053	3,636,378	3,451,378
Deferred compensation	(230,175)	(230,175)
Retained deficit	(2,339,238)	(2,524,071)

Total stockholders’ equity	1,066,965	697,132

	$11,824,855	$10,060,615

See Notes to Financial Statements Unaudited.

Statements of Operations	Auto Underwriters of America, Inc.
(Unaudited)

	Three Months ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Revenues:
Sales	$4,446,818	$2,144,319	$8,787,892	$2,166,398
Interest income	409,819	296,704	1,280,440	454,929

	4,856,637	2,441,023	10,068,332	2,621,327

Costs and expenses:
Cost of sales	2,704,700	1,243,488	5,247,552	1,243,488
Selling, general and administrative	1,001,910	428,613	2,548,362	633,484
Provision for credit losses	475,396	399,086	1,306,624	399,086
Interest expense	196,529	97,498	674,381	164,925
Depreciation	5,806	-	11,580	-

	4,384,341	2,168,685	9,788,499	2,440,983

Income before taxes	472,296	272,338	279,833	180,844

Provision for income taxes	160,500	-	95,000	-

Net income	$311,796	$272,338	$184,833	$180,844

Basic earnings per share:	$0.14	$0.70	$0.08	$0.54

Basic weighted average shares outstanding:	2,306,942	387,000	2,235,162	333,306

See Notes to Financial Statements Unaudited.

Statements of Cash Flows	Auto Underwriters of America, Inc.
(Unaudited)

	Nine Months Ended March 31,
	2005	2004

Operating activities:
Net income	$184,833	$180,344

Adjustments to reconcile income from continuing operations
to net cash (used in) provided by operating activities:
Debt issuance costs	-	(32,250)
Depreciation	11,580	-
Discount on sale of finance receivables	48,740	-
Changes in finance receivables, net:
Finance receivable originations	(8,327,137)	(4,735,296)
Finance receivable collections	3,117,501	1,926,192
Provision for credit losses	1,306,624	399,086
Inventory acquired in repossession	2,147,940	3,819

Subtotal finance receivables	(1,755,072)	(2,406,199)
Changes in operating assets and liabilities:
Other receivables	(528,488)	(22,493)
Inventory	(1,115,327)	-
Prepaid and other assets	(21,594)	-
Accounts payable and accrued liabilities	239,724	1,079,376
Income tax payable	95,000	-
Funding payable	(59,107)	1,305,262
Deferred sales tax	212,016	-

Net cash (used in) provided by operating activities	(2,687,695)	104,040

Investing activities:
Proceeds from sale of finance receivables	1,961,140	-
Purchase of loan portfolio	-	(4,469,737)

Net cash (used in) provided in investing activities	1,961,140	(4,469,737)

Financing activities:
Borrowings of other debt, net	(66,857)	140,000
Borrowings under senior credit facility, net	638,399	3,862,603
Advances from related parties, net	88,946	372,510

Net cash provided by financing activities	660,488	4,375,113

Increase (decrease) in cash and cash equivalents	(66,067)	9,416
Cash and cash equivalents at: Beginning of period	101,019	55,046

Cash and cash equivalents at: End of period	$34,952	$64,462

See Notes to Financial Statements Unaudited.

Notes to Financial Statements (Unaudited)	Auto Underwriters of America, Inc.

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

Note 2 – Summary of Significant Accounting Policies

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended June 30, 2004.

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

   We maintain our cash and cash equivalents in high quality financial institutions.  The balances, at times, may exceed federally insured limits.  Our cash and cash equivalents represent money market accounts at financial institutions.    Our senior debt, line of credit, matured on March 31, 2005.  We are currently negotiating with our senior debt lender to renew or refinance such credit facility but we can give no assurance as to the success of renegotiating our senior line of credit.

Finance Receivables and Allowance for Credit Losses

   Finance receivables represent contracts with consumers residing primarily in Texas and California.  Our finance receivable portfolios consist of originations on installment sale contracts from the sale of used vehicles at our dealerships and from acquisitions of portfolios.  Finance receivables consist of contractually scheduled payments from installment contracts net of an allowance for credit losses.

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

Provisions for Loan Losses

   Provisions for loan losses are charged to operations in amounts sufficient to maintain the provision for loan losses at a level considered adequate to cover probable credit losses on finance receivables. Provisions for loan losses include nonaccretable acquisition fees, the provision charged to operations, decreased by charge-offs, net of recoveries. Provision for loan losses is maintained at a level that, in management’s judgment, is sufficient to absorb the losses inherent in the finance receivables. Management periodically evaluates the adequacy of the provision, which is based on our past charge-off experience.  Receivables, including accrued interest, are charged-off to the provision for loan losses when we repossess and dispose of the collateral or the account is otherwise deemed uncollectible. We believe that the provision for loan losses is adequate to cover probable credit losses on finance receivables based on information currently available; however, because the provision for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates, which would result in an additional charge to operations.

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

Related Party Transactions

   Advances from related parties for the nine months ended March 2005 and 2004 were $88,946 and $372,510  respectively, and represent unsecured, non-interest bearing funds advanced to us by Gateway Credit Holdings, Inc (“Gateway”), a company with a common officer and shareholder, to fund working capital operations, as necessary.

   We have an informal license agreement with Gateway to pay $150 per funded contract for use of Gateway’s computer systems and software in qualifying prospects.  During the nine months ended March 31, 2005 and 2004, we paid Gateway approximately $13,800 and $32,100 respectively for the use of software technology used in the credit scoring evaluation process of our underwriting.

   In March 2005, we purchased $378,252 in finance receivables from EPIC Financial Services, a company with a common officer and shareholder, with a discount of $64,701 using financing from our existing senior line of credit.

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2005 presentation.

Note 3 – Finance Receivables

   We originate installment sale contracts from the sale of used vehicles at our dealerships, direct loans, and purchases at a discount from third party dealers indirect loans.  These installment sale contracts typically include interest rates ranging from approximately 12% to 27% per annum and currently provide payment periods ranging from 18 to 60 months.  The components of finance receivables as of March 31, 2005 and June 30, 2004 are as follows:

	March 31,	June 30,
	2005	2004

Finance receivables	$11,380,075	$11,273,547
Allowance for credit losses	(2,055,765)	(2,007,982)

	$9,324,310	$9,265,565

   Changes in the finance receivables allowance for credit losses for the nine months ended March 31, 2005 and 2004 are as follows:

	Nine Months Ended March 31,
	2005	2004

Balance at beginning of period	$2,007,982	$97,851
Provision for credit losses	1,306,624	399,086
Nonaccretable acquisition fees	-	2,979,799
Acquisition of portfolio	64,701	-
Net charge offs	(3,471,482)	(509,903)
Net recoveries	2,147,940	3,819

Balance at end of period	$2,055,765	$2,970,652

Note 4 – Fixed Assets

   In November 2004, we acquired certain furniture, fixtures and leasehold improvements related to a lease agreement at one of our lots in Houston, Texas.  Fixed assets are depreciated straight line over a five year period.  The capitalized cost of fixed assets was $117,734 with a related accumulated depreciation of $11,580 as of March 31, 2005 with no comparable fixed assets in the corresponding prior period.

Note 5 – Accrued Liabilities

   A summary of accrued liabilities as of March 31, 2005 and June 30, 2004 is as follows:

	March 31,	June 30,
	2005	2004

Accounts payable	$248,283	$247,967
Advances	134,506	138,932
Deferred sales tax	587,303	375,287
Payroll and taxes	182,949	4,090
Dealer inventory tax	27,610	13,067
Other	57,250	46,195

	$1,237,901	$825,538

Note 6 – Debt

   We have a $7,000,000 senior debt revolving line of credit (“LOC”) with Oak Rock Financial, LLC, (“Oak Rock”) bearing interest at the greater of prime+7% or 11.25%.  The LOC is secured by all of our assets and a personal validity guarantee by our President.  At March 31, 2005, the LOC balance outstanding was $7,437,207 of which $437,207 was over the facility amount.  We are currently negotiating with Oak Rock for a waiver on our LOC overdraft position as well as an increase in our LOC.

   Our senior debt revolving LOC became due March 31, 2005.  During the renewal period prior to the maturity date of March 2005, both AUA and Oak Rock verbally agreed to extend our LOC instruments and our LOC is currently on a month-to-month basis.  We are negotiating with Oak Rock to renew the LOC at a higher borrowing base and also searching for new funding sources.  However, we cannot give any assurance that we will be successful in renegotiating the existing LOC with Oak Rock or find other available financing sources.

   Interest on our LOC debt is payable monthly.  Our LOC facility contains various reporting and performance covenants including maintenance of certain financial ratios and tests, limitations on borrowings from other sources, restrictions on certain operating activities, and restrictions on the payment of dividends or distributions.

   A summary of our LOC debt as of March 31, 2005 and June 30, 2004 is as follows:

Revolving Credit Facility

	Facility	Interest		Balance at
Lender	Amount	Rate	Maturity	Mar 31, 2005	June 30, 2004

Oak Rock Financial LLC	$ 7 million	Prime + 7%	March 31, 2005	$ 7,437,207	$ 6,485,257

   In fiscal 2004, we issued $185,000 in unsecured convertible promissory notes pursuant to a private placement.  These notes bear interest at 9.25% per annum from the date of issuance with interest payable semi-annually on May 1, 2004 and November 1, 2004.  In February 2005, all of the unpaid principal balance was converted into 185,000 shares of our common stock at $1.00 per share.

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

   A summary of our other debt as of March 31, 2005 and June 30, 2004 is as follows:

Other Notes Payable

	Origination	Interest		Balance at
Lender	Amount	Rate	Maturity	Mar 31, 2005	June 30, 2004

Private placement	$185,000	9.25%	Nov 2004	$ -	$ 185,000
Seller Finance	$106,000	6.00%	Oct 2005	75,877	-
Individual	$ 25,000	9.25%	Nov 2004	-	25,000

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

Note 8 – Supplemental Cash Flow Information

Supplemental cash flow disclosures for the nine months ended March 31, 2005 and 2004 are as follows:

	Nine Months Ended March 31,
	2005	2004

Interest paid	$625,641	$164,926
Common stock issued to purchase loan portfolio	-	520,000
Note payable converted into common stock	185,000	135,000
Note payable issued to purchase loan portfolio	313,551	-
Inventory acquired in repossession (Non-cash transactions)	2,147,940	3,819

Note 9 – Subsequent Events

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

Cautionary Statement Regarding Forward-looking Information

    This Form 10-QSB for the quarter ended March 31, 2005 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

   We are still at an early stage in the rollout of our financing programs and retail concept. The primary drivers for future earnings growth will be vehicle unit sales growth from geographic expansion, comparable store sales increases, and interest income from growth in our finance receivable portfolio.  During the next two years, we plan to focus our growth primarily on adding stores to new markets in the state of Texas. In fiscal year 2006 or 2007, we expect to begin offering our indirect financing programs to automobile dealers in additional states. Over the next three-year period, we plan to open more used car stores.  We also expect used unit comparable store sales increases, reflecting the multi-year ramp up in sales of newly opened stores as they mature and continued market share gains at stores that have reached mature sales levels. On a combinedbasis, we expect that new store openings and comparable store used unit increases will drive total used unit growth.

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

Recent Developments

   We entered into the following transactions subsequent to the end of our quarter ended March 31, 2005:

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

Results of Operation

   The following table summarizes our results of operations for the nine months ended March 31, 2005 and 2004.

Auto Underwriters of America, Inc
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Revenues:
Sales	$4,446,818	$2,144,319	$8,787,892	$2,166,398
Interest income	409,819	296,704	1,280,440	454,929

	4,856,637	2,441,023	10,068,332	2,621,327

Costs and expenses:
Cost of sales	2,704,700	1,243,488	5,247,552	1,243,488
Selling, general and administrative	1,001,910	428,613	2,548,362	633,484
Provision for credit losses	475,396	399,086	1,306,624	399,086
Interest expense	196,529	97,498	674,381	164,925
Depreciation	5,806	-	11,580	-

	4,384,341	2,168,685	9,788,499	2,440,983

Income before taxes	472,296	272,338	279,833	180,844

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenues

   Total revenues increased $2,415,614 for the three month period ending March 31, 2005 compared to the corresponding prior period  principally as a result of the launch of our automotive specialty retailing operations in January 2004 resulting in revenues generated in the sale of vehicles of $4,304,109, interest income of $409,819 due to an increase in the outstanding loan portfolio and increased other fee income as a result of an increase in the number of loans originated of $142,709.  We had three lots operating during the entire three month period ending March 31, 2005 verses the acquisition of these same lots during the three month period ended March 31, 2004 that were not fully operational.

Cost of Sales

   Total cost of sales as a percentage of sales was 62.8% or $2,704,700 for thethree month period ending March 31, 2005 compared to the corresponding prior period of 58.0% or $1,243,488.  The increase was mainly due to increased number of vehicles sold during the third quarter ended March 31, 2005 which is the most active time for customers to purchase a vehicle.  As a result of this peak season demand, the average unit cost of inventory was slightly higher.  We had three lots operating during the entire three month period ending March 31, 2005 verses the acquisition of these same lots during the three month period ended March 31, 2004 that were not fully operational.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased by $573,297 for the three month period ending March 31, 2005 compared to the corresponding prior period.  This increase was primarily attributable to additional staffing, increased general operating expenses and the opening of automotive retailing facilities. Selling, general and administrative expenses as a percentage of sales was 22.5% for the three month period ending March 31, 2005 compared to20.0% for the same corresponding prior period.    The increase was due to having fully functional operational lots during the quarter ended March 2005 verses start up operational lots during the corresponding prior period.

Interest Expense

   Interest expense increased to $196,529 for the three month period ending March 31, 2005 as compared to $97,489 for the corresponding prior period.  The indebtedness as of March 31, 2005 increased to $7,513,084 compared to $4,697,404 as of March 31, 2004.  The increase in interest expense was primarily due to the increase in borrowings from a line of credit as we financed our increase in the receivable base through the purchase of two loan portfolios and loan originations from our direct and indirect lending operations and a slight interest rate increase on the LOC between the two periods.

Analysis of Credit Losses

   Provision for credit losses was $475,396 for the three month period ending March 31, 2005 as compared to $399,086 for the corresponding prior period.  The provision for credit loss as a percentage of sales was 11.0% on $4,304,109 on vehicle related sales for the three month period ended March 31, 2005 verses 18.6% on $2,144,319 compared to the corresponding prior period.  The improvement in credit losses was due mainly to an improvement in charge offs and repossession recoveries.

  We have a blended finance receivable portfolio of direct and indirect originations.  The majority of indirect originations had a better recovery and less charge offs than direct originations.  During the quarter ended March 31, 2005, we had several portfolio sales to third parties of both direct and indirect loans that left a corresponding allowance for credit loss in the portfolio reserve balances.  As a result of these portfolio sales and the resulting blended mix of remaining direct and indirect loans, we reevaluated the allowance of doubtful accounts as of March 31, 2005 and determined it had sufficient reserves to cover the existing portfolio.

Nine months ended March 31, 2005 compared to the nine months ended March 31, 2004

Revenues

   Total revenues increased $7,447,005 for the nine month period ending March 31, 2005 compared to the corresponding prior period principally as a result of the launch of our automotive specialty retailing operations in January 2004 resulting in revenues from the sale of vehicles of $8,491,242, interest income of $1,280,440 due to an increase in the outstanding loan portfolio and increased other fee income as a result of an increase in the number of loans originated of $296,650.  We also had three lots operating during the entire nine month period ending March 31, 2005 verses the acquisition of these same lots during the nine month period ended March 31, 2004 that were not fully operational.

Cost of Sales

   Total cost of sales as a percentage of sales was 61.8% or $5,247,552 for the nine month period ending March 31, 2005 compared to the corresponding prior period of 57.4% or $1,243,488.  The increase in cost of goods sold was mainly due to three lots operating during the entire nine month period ending March 31, 2005 verses the acquisition of these same lots during the nine month period ended March 31, 2004 that were not fully operational and also a slightly higher cost of inventory acquisitions.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased by $1,914,878 for the nine month period ending March 31, 2005 compared to the corresponding prior period.  This increase was primarily attributable to additional staffing, increased general operating expenses and the opening of automotive retailing facilities. Selling, general and administrative expense as a percentage of sales was 29.0% for the nine month period ending March 31, 2005 compared to 29.2% in the corresponding prior period.  Selling, general and administrative expenses were a fairly constant percentage between the two periods even though our Houston lots were fully operational during the nine month period ended March 2005 verses start up operational lots during the corresponding prior period.

Interest Expense

   Interest expense increased to $674,381 for the nine month period ending March 31, 2005 as compared to $164,925 for the corresponding prior period.  The indebtedness as of March 31, 2005 increased to $7,513,084 compared to $4,697,404 as of March 31, 2004.  The increase in interest expense was primarily due to the increase in borrowings from a line of credit as we financed our increase in the receivable base through the purchase of two loan portfolios and loan originations from our direct and indirect lending operations and a slight interest rate increase on the LOC between the two periods.

Analysis of Credit Losses

   Provision for credit losses was $1,306,624 for the nine month period ending March 31, 2005 as compared to $399,086 for the corresponding prior period.  The provision for credit loss as a percentage of sales was 15.4% on $8,491,242 on vehicle related sales for the nine month period ended March 31, 2005 verses 18.4% on $2,166,398 for the corresponding prior period.

   The improvement in credit losses was due mainly to an improvement in charge offs and repossession recoveries.  We have a blended finance receivable portfolio of direct and indirect originations.  The majority of indirect originations had a better recovery and less charge offs than direct originations.  During the quarter ended March 31, 2005, we had several portfolio sales to third parties of both direct and indirect loans that left a corresponding allowance for credit loss in the portfolio reserve balances.  As a result of these portfolio sales and the resulting blended mix of remaining direct and indirect loans, we reevaluated the allowance of doubtful accounts as of March 31, 2005 and determined it had sufficient reserves to cover the existing portfolio.

Liquidity and Capital Resources

   The following table summarizes our liquidity and capital resources for the nine months ended March 31, 2005 and 2004.

Auto Underwriters of America, Inc
(unaudited)

	Nine Months Ended March 31,
	2005	2004

Operating activities:
Net income	$184,833	$180,844

Changes in finance receivables, net:	(1,755,072)	(2,406,199)
Changes in operating assets and liabilities:	(1,117,456)	2,329,395

Cash provided by (used in) operating activities	(2,687,695)	104,040

Investing activities:	1,961,140	(4,469,737)
Financing activities:	660,488	4,375,113

Increase (decrease) in cash	(66,067)	9,416

   Our primary use of working capital was the funding of the origination and purchase of contracts and inventory. The contracts were financed substantially through borrowings on the revolving line of credit. The line of credit is secured primarily by contracts, and available borrowings are based on a percentage of qualifying contracts. As of March 31, 2005, we were over funded on our line of credit and we are currently seeking other funding sources in addition to renegotiating our existing line of credit.  We have also funded a portion of our working capital needs through the issuance of subordinated notes.

   We believe we will be able to renegotiate the line of credit with our existing lender.  However, we cannot provide any assurance for the success of acquiring an additional line of credit increase.  If necessary, we could issue additional subordinated debt, or sell our existing finance receivable portfolio at a discount to third party finance companies to meet our short-term funding needs.  However, we cannot provide any assurance for the success of acquiring any additional working capital from these potential funding sources.

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

   We maintain an allowance for credit losses at a level we consider sufficient to cover anticipated losses in the collection of our finance receivables.  The allowance for credit losses is determined based upon a review of historical and recent credit losses related to our finance receivable portfolio.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  It is reasonably possible that actual credit losses may be materially different from the recorded allowance for credit losses.

Seasonality

   Our automobile sales and finance business is seasonal in nature.  The second fiscal quarter (October through December) is historically the slowest period for vehicle sales.  The third fiscal quarter (January through March) is historically the busiest time for vehicle sales as many of our customers use their income tax refunds as a down payment on the purchase of a vehicle.

Item 3.  Controls and Procedures

   We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15 under supervision and with the participation of our principal executive officer and principal financial officer, as of March 31, 2005.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings.  No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.  The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

PART II.                OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

   During the quarter ended March 31, 2005, we issued the following securities in private transactions pursuant to an exemption from the registration requirements provided by Section 4 (2) of the Securities Act of 1933, as amended:

Purchaser and Recipient of Securities	Date	Terms of Exercise if Convestible	Title Of Security	Number Sold or Granted	Consideration Received

Various accredited shareholders	Feb 8, 2005	N/A	Common Stock	185,000	(1)

(1)  As disclosed in Note 6 of our financial statements, in fiscal 2004, we issued $185,000 in unsecured convertible promissory notes pursuant to a private placement.  On February 8, 2005, all of the unpaid principal balance was converted into 185,000 shares of our common stock at $1.00 per share.

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