Form 10KSB
period 2005-06-30
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2005-10-12
CIK 726747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:  June 30, 2005

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

Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X

Registrant’s revenues for its most recent fiscal year: $15,221,158.

As of October 3, 2005, the aggregate market value of the common stock held by non-affiliates (all persons other than executive officers, directors and holder’s of 5% or more of the Registrant’s common stock) of the Registrant (1,937,117 shares) was $0.  As of October 3, 2005 there were 6,020,053 shares of the Registrant’s common stock outstanding.

Documents Incorporated By Reference: None

This Form 10-KSB consists of 40 pages.                                                    The Exhibit Index begins on page 25.

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

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

Item 1.  Description of Business

Business Summary

                Auto Underwriters of America, Inc. was incorporated in California in July 1981. Our corporate office in California is located at 2755 Campus Drive, Suite 155, San Mateo, California 94403 and our main operations office in Texas is located at 17000 Dallas Parkway, Suite 207, Dallas, Texas 75248.

                We began operations in August 1983, under the name Advanced Cellular Technology, Inc. and developed and marketed cellular mobile telephone control units and resold used PBX telecommunications equipment. On December 31, 1990 we suspended operations and remained inactive until December 2002, when we reorganized, instituted new management, effectuated a reverse stock split, adopted our current name, filed for quotation of our common stock on the OTC Bulletin Board and began our planned principal operations as a specialty finance company and specialty retailer of used cars and light trucks.

                We began our specialty finance company operations in December 2002 to engage in the purchasing and servicing of non-prime installment contracts (“Contracts”) generated by automobile dealers in the sale of new and used automobiles and light trucks.  We provide financing programs to automobile dealers through our website Autounderwriters.com which allows the dealer to input various fields of information into an online financing application and obtain an automatic credit decision within 30 seconds.  Generally our target customers do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer’s credit history. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, we are willing to provide financing for purchases made by our customers who have short or impaired credit histories and for used automobiles. In making decisions regarding the financing of a particular contract, we consider several factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history. In addition, we examine the value of the automobile in relation to the purchase price and the term of the contract.

                We began our specialty automotive retailing operations which focuses on the “Buy Here/Pay Here” segment of the used car market in January 2004. We purchase, recondition, sell and finance used vehicles from three dealerships in Houston, Texas that operate under the name Affordable Cars & Trucks.  We advertise extensively on television and in auto sales magazines emphasizing our multiple locations, wide selection of vehicles, and ability to provide financing to a wide array of customers.

Operational Focus and Acquisition Strategy

                Our current main line of business is Specialty Retailing and Direct Lending.  We focused our operations on the Specialty Retailing and Direct Lending business line during fiscal 2005 as compared to indirect lending during fiscal 2003 and the first part of fiscal 2004.  The majority of our revenues and related expenditures during fiscal 2005 were generated in selling and financing used vehicles to our non-prime customers as we continue to develop our concept and sales models.

                We believe there are significant opportunities to further expand out business through the acquisition of companies in the automotive retailing industry, including other specialty retailing and direct lending companies.  Our officers and directors are responsible for identifying, pursuing, and negotiating potential acquisition candidates and integrating acquired operations.  It is our goal to integrate acquired companies into our management structure and diversify operations successfully without a significant increase in general and administrative expenses.  In addition, future acquisitions should enable us to lower overhead costs through centralized geographical office operations.  While we have had preliminary discussions concerning potential acquisition candidates, no definitive agreements have been executed and there can be no assurance that our acquisition strategy will be successful.

The Automotive Finance Industry

                The automobile finance industry originated in the early part of the 20th century when automobile manufacturers created financing subsidiaries in response to the hesitancy of banks to enter the new and potentially risky market of providing credit to consumers to purchase mass produced automobiles.  Banks eventually competed with these captive subsidiaries and in the deregulated environment of the early 1980s savings and loans also entered the market.  Financing subsidiaries and banks did not completely service the market, however, as the captive subsidiaries focused on stimulating demand for the manufacturers’ new vehicles.  Depository institutions were generally positioned to serve low-risk borrowers without the necessary collection efforts and charge-offs associated with higher risk borrowers with limited credit histories or past credit problems (“non-prime consumers”).  The non-prime consumer market, where primarily used automobiles are purchased, has been consistently under served.

The Non-Prime Market

                The non-prime consumer credit segment of the automotive finance market is comprised of individuals who are unable to obtain financing through traditional sources such as a bank or a captive finance company due to either incomplete or imperfect credit histories.

                Despite the opportunities we perceive in the non-prime consumer market, many traditional financing sources, such as banks, savings and loans, credit unions, captive finance companies and leasing companies do not routinely provide financing to this market.  We believe market conditions, increased regulatory oversight and capital requirements imposed by governmental agencies, have limited the activities of many banks and savings and loans in this market.  In addition, we believe that captive finance arms of major automotive manufacturers only focus their marketing efforts on this segment when inventory control and/or production scheduling requirements of their parent organizations dictate a need to focus on this market, and exit the market once these sale volumes are satisfied.  Many financial organizations electing to remain in the automotive finance business have migrated toward higher credit quality customers to reduce their processing and collection costs.  As a result of these conditions, we believe that the non-prime consumer automotive finance market is highly fragmented and primarily serviced by smaller finance organizations that solicit business as their capital resources permit.  Due to such a lack of a major, consistent financing source, a number of competitors, including well-capitalized public companies, have entered this market in recent years.

Specialty Retailing and Direct Lending

                Our specialty retailing operations consist of selling and financing used vehicles to credit impaired borrowers in Houston, Texas through three dealerships, which operate under the name Affordable Cars & Trucks. Our facilities also contain three payment centers, a reconditioning center, and our corporate administrative office is in Dallas, Texas.

                We use the AutoUnderwriter.com credit decision software to determine the credit worthiness and proper deal structure for each customer financed. Sales people are generally not granted credit authority. The system takes into account the individual’s income, job and residence history, credit score and credit history. Other factors are then factored in such as type of car financed, term interest rate and down payment. The typical contract structure is a down payment of $1,200 or 12% of the selling price, an average interest rate of 21%, average payments of $350 per month, and an average loan term of 36 months.

                Our customer credit approval process begins with the completed credit application and proof of down payment. If the job time, residence stability and income meet acceptable guidelines, a credit bureau report is requested via the

AutoUnderwriter.com software. The customer must be a U.S. citizen and have a valid driver’s license. During the loan documentation process the customer must provide several personal references and proof of full coverage insurance listing us as loss payee. In many instances the customers choose to purchase auto insurance from an unaffiliated third party which has an office in each of our retail stores. The loan documents are reviewed for completeness and verified for accuracy and authenticity.

                Each customer is required to fill out and authorize an ACH transfer of funds from their personal checking or saving account for their payment. In the event that the customer’s ACH transfer is unsuccessful or they do not utilize a checking account, the customer is required to bring their payment to one of our payment centers.  The majority of our customers pay in person at one of our payment centers located within each lot.

                Collections are a primary focus of management review. Customer accounts are constantly monitored and calls are made to customers two days before the payment is due.  We do not offer a grace period for our customer payments and believe by acting swiftly our loan losses will be less severe.  Each retail lot manager is instrumental in establishing payment expectations with each customer.  The customer is advised and signs a disclosure specifying, “Your payment must be paid on time or your vehicle is subject to repossession.” This philosophy is followed throughout our entire business. We repossess between 50 and 70 vehicles per month. Many are voluntary repossessions and others are handled by licensed, insured and bonded repossession agents. To better insure us against loss exposure, we install GPS locating devices on certain vehicles that meet valuation thresholds of over $7,000 in costs. These devices enable the repossession company to locate the car within minutes after the car is assigned for repossession. Most of our repossessed cars are reconditioned at our recondition and maintenance facility and remarketed.  Repossessions and trade-ins that cannot be used as retail units are sold at one of the area auctions, sold for cash on one of our retail car lots or through bid solicited from area wholesalers.

                Each of our retail outlets maintains an average inventory of 40 to 80 vehicles, including a wide range of makes and models. The age of a retail vehicle ranges from two to eight years.  The majority of our inventory is acquired through wholesale auctions and from new car store franchises.  Management’s buying strategy is one of the keys to its success. The average cost of the vehicles purchased is $5,500.  The salesmen and managers incentive compensation is directly correlated to down payment and units sold per month.  All vehicles are inspected prior to taking delivery and any further maintenance that may be required is performed before the car is moved to the retail lot.

Indirect Lending

                We provide automobile financing to the non-prime consumer market.  This is achieved through the purchase and servicing of non-prime consumer contracts originated by pre-approved automobile dealers.  We approve automobile dealers who meet the following criteria.

•

A tangible net worth of $100,000 (exclusive of goodwill or other intangible assets), or a parent or affiliate which meets the net worth criteria and guarantees the performance of the obligation of the automobile dealer under the purchase agreements, replacement guarantees or other forms of dealer recourse.

•	Possess acceptable accounts payable history.
•	Possess acceptable personal credit history.
•	Verifiable banking references.
•	Possess acceptable mortgage or landlord references.
•	Possess a current Department of Motor Vehicle automobile dealer license.

                Once we approve and sign up a dealer, we begin to fund loans referred by the dealer.  Once a loan is received, we either accept the deal structure of the loan and inform the dealer that we will finance the loan; finance the loan subject to the satisfaction of various conditions or subject to the alteration of the deal structure; or reject the loan.  Our decision whether to accept or reject the financing of an automobile loan is often contingent upon our review of the deal structure and the credit history of the borrower. Furthermore, all approvals are subject to contract verification prior to funding.

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

                Although non-prime borrowers are somewhat less creditworthy than typical purchasers of automobiles from new car dealers, we established certain general criteria to be used as a guide to purchasing motor vehicle loan retail installments (“Contracts”):

•	The purchase discount from the face amount of the loan will generally range between 5% and 12% depending on the creditworthiness of each individual borrower;

•	Contracts must have an original term of 60 months or less;
•	The age of the financed vehicle may not exceed eight years;
•	The borrowers on the contracts are required to make a down payment in cash plus a net trade-in allowance of a minimum 10% of the purchase price of the financed vehicles;
•	The interest rate on the contract will not violate any applicable usury laws;
•	No contract may be in arrears at the time of purchase; and
•	We maintain first payment recourse on all non-franchise dealers.

                We use our website AutoUnderwriter.com which allows an automobile dealer or borrower to input various fields of information into an online financing application, conducts the credit screening process, and provides an answer to the applicant within thirty seconds of the application’s submittal.  AutoUnderwriter.com, which we purchased from Gateway Credit Holdings, Inc, an affiliated entity, is divided into two paths:

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

                We believe AutoUnderwriters.com software provides the following benefits:

•

Instant Credit Decisions.   The website provides dealers and consumers with online credit decisions within thirty seconds after an online application is submitted.  Upon receipt of a loan package from a pre-approved dealer, we verify the loan documentation sent by the dealer to ensure the loan and the borrower satisfy our internal criteria for financing.  Our verification process normally is completed within three days of the receipt of the loan documentation.  We believe the speed at which dealers and consumers can receive a credit decision for the financing will encourage dealers and consumers to use our website.

•

Automatic Deal Structures.   Dealers have the option of (i) entering financing deals they have already structured and we will give the dealer a decision on whether we will finance the deal, or (ii) we will process the application and provide the dealer a conditional approval with the maximum contract limits that will enable us to purchase the contract.

•

Decisions 24 hours a day/7days a week/365 days a year.   The website allows for applications to be submitted 24 hours a day, 7 days a week.  Many automobile sales take place in the evenings and on the weekends when financial institutions are closed.  Many finance companies are only open Monday through Friday from 9am to 5pm.  The website provides instant decisions during these peak evening and weekend hours.  This instant decision process helps increase dealer sales and helps reduce dealer “roll-backs” which occur when a dealer finances a vehicle and is later forced to reclaim the vehicle because the dealer is unable to sell the financing structure.

                As of June 30, 2005, we had non-exclusive agreements with approximately 750 dealers, of which approximately 450 are active, for the purchase of contracts that meet our financing criteria. The dealer agreements require the dealer to originate contracts in accordance with our guidelines. Once we purchase a contract, the dealer is no longer involved in our relationship with the borrower.  The dealer agreement includes a first payment default recourse provision and limited representation and warranties from the dealer.

                Customers typically make down payments, in the form of cash or trade-in, ranging from 10% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service contracts and GAP insurance, are generally financed over a period of 24 to 60 months.

                We purchase contracts from automobile dealers at a price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the amount financed and the creditworthiness of the customer. The contracts we purchase are at discounts that range from 5% to 12% of the original principal amount.  In addition to the discount, we charge the dealer a processing fee of $195 per contract purchased.  As of June 30, 2005, our loan portfolio consists exclusively of contracts purchased with first payment default recourse to the dealer. The dealer also remains liable to us for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

                Our policy is to only purchase a contract after the dealer has provided proof that we have a first priority lien on the financed vehicle or that we have in fact perfected such priority lien, the customer has obtained the required collision insurance naming us as loss payee, and the contract has been fully and accurately completed and validly executed. Once we receive and verify all required documents, we pay the dealer for the contract and commence servicing.

                We require the owner of the vehicle to obtain and maintain collision insurance, naming us as the loss payee, with a deductible of up to $500. Both we and the dealers we do business with offer customers certain “add on products.” These products are offered by the dealer on our behalf or by the automobile dealer on behalf of the dealership at the time of sale. They consist of extended warranty protection and GAP insurance. If the purchaser so desires, the cost of these products may be included in the amount financed.

Monitoring and Enforcement of Contracts

                We require all customers to maintain comprehensive insurance coverage on their vehicle. Failure to maintain insurance constitutes a default under the contract and we may at our discretion, repossess the vehicle. To reduce potential loss due to insurance lapse, we have the contractual right to force placement of our own collateral protection insurance policy, which covers loss due to physical damage to vehicles not covered by comprehensive insurance.

                Our management information services personnel maintain a number of reports to monitor compliance by customers with their obligations under contracts and direct loans owed to us. Our management and staff may access these reports on a real-time basis. The reports include delinquency aging reports, insurance due reports, vehicle information reports, purchase reports, static pool, and repossession reports.

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

                Once an account becomes 30 days past due, repossession proceedings are implemented unless the customer provides us with an acceptable explanation for the delinquency, displays a willingness to cooperate, demonstrates the ability to make the payment, and commits to a plan to return the account to current status. Once a vehicle has been repossessed, the account is written off and the related loan balance no longer appears on the delinquency report.

                When an account becomes delinquent, we immediately contact the customer to determine the reason for the delinquency and to determine if arrangements for payment can appropriately be made. Once payment arrangements acceptable to us have been made, the information is entered in our database and is used to generate a follow-up date for the collection staff.

                We generate an insurance report to monitor compliance with the insurance obligations imposed on our customers. This report includes the account number, name and address of the customer, and information regarding the insurance carrier, as well as summarizes the insurance coverage, identifies the expiration date of the policy and provides basic information regarding payment dates and the term of the contract.  This report assists us in identifying customers whose insurance policies are due for renewal or are in jeopardy of being canceled.  We send written notices to, and make direct contact with, customers whose insurance policies are about to lapse or be canceled.  If a customer fails to provide proof of coverage within 30 days of notice, we have the option of purchasing insurance and adding the cost and applicable finance charges to the balance of the contract.

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

                Our policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the customer has not made payment arrangements acceptable to us or has failed to respond to the requests for payment, a repossession request form is prepared. The repossessing agent delivers the vehicle to a secure location specified by us where it is held. We maintain relationships with several licensed repossession firms that repossess vehicles for fees that range from $175 to $350 for each vehicle repossessed. As required by law, we send certified letters to customers notifying them that the vehicle has been repossessed and that to regain the vehicle, he or she must make arrangements satisfactory to us and pay the amount owed under the contract within ten to twenty days after the delivery of the letter.

                The minimum requirement for return of the vehicle is payment of all past due amounts under the contract and all expenses associated with the repossession incurred by us.  If satisfactory arrangements for return of the vehicle are not made within the statutory period, we then either sell the vehicle to a dealer or have it transported to an automobile auction for sale. On average, approximately 10 days lapse between the time we take possession of a vehicle and the time it is sold by us or sold at auction.

Consumer Credit Characteristics

                We focus on serving that portion of the automobile finance market that has historically been under-served, consisting of individuals with incomplete credit histories or previous credit problems.  We believe that gradations exist with respect to the credit profiles of customers of automobile financing according to the following generalized criteria.

•

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

                We primarily target non-prime consumers who fall into the “C” and “D” categories in our direct lending programs.  We try to obtain from our customers cash down payment of at least 10% of the purchase price of the automobile.  We estimate that default rates during the life of our retail installment agreements range from 25% to 50%.  However, there is a significant recovery percentage on the vehicles repossessed that lowers the default rate to 16% to 30%.  Finance companies that provide non-prime financing require higher yields to compensate for the risks of default and collection expenses incurred.

Competition

                The market for the purchase and servicing of contracts is intensely competitive, highly fragmented and has no dominant leader.  We face competition from commercial banks, savingsand loan associations, credit unions, captive finance subsidiaries of automobile manufacturers and other non-prime consumer lenders.  However, we believe that many of these financial organizations do not consistently solicit business in the non-prime consumer credit market.  The non-prime market is primarily serviced by smaller finance organizations that solicit business as their capital resources permit.

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

Regulation

                Our financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that we must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which we do business.  Compliance with existing laws and regulations has not had a material adverse effect on our operations to date. We believe that we maintain all requisite licenses and permits and are in material compliance with all applicable local, state and federal laws and regulations. We periodically review our dealership practices in an effort to ensure such compliance. The following constitute certain of the federal, state and local statutes and ordinances with which we must comply.

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

•

Fair Credit Reporting Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer-reporting agency;

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

•

Electronic Funds Transfer Act. The Electronic Funds Transfer Act prohibits us from requiring our customers to repay a loan or other credit by electronic funds transfer (“EFT”).  We are also required to provide certain documentation to our customers when an EFT is initiated and to provide certain notifications to our customers with regard to preauthorized payments.

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

Employees

                As of June 30, 2005, we had 44 full-time employees.  None of our employees are subject to a collective bargaining agreement, and we consider our employee relations generally to be good.

Risk Factors

                Limited Assets and Operating History.  We have no operating history as a specialty finance company prior to the fiscal year ended June 30, 2003 and do not have, and are not expected to have, any significant assets other than the contracts that we originate.  We give no assurance that our efforts to engage in the specialty finance business will be successful.  As a business with a limited operating history, if we fail to establish a profitable business, compete effectively in our market, attract qualified employees, build an adequate infrastructure or enhance our technologies, we may not obtain or maintain profitability.

                Ability to Manage Growth; Risks Associated with Expansion and Changes in Business.  Our future growth will depend in large part on our ability to purchase contracts, open additional used car stores, manage expansion, control costs in our operations, integrate acquisitions into existing operations, underwrite and collect finance receivables without significant losses, develop the human resources necessary to support rapid growth and establish and maintain the infrastructure necessary to execute our business plan. While we are presently focusing on internal expansion, a portion of our growth has resulted from acquisitions of existing contract portfolios and related businesses.   We will continue to review and consider selected acquisitions under appropriate circumstances.

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

                The diversion of management’s attention required by the integration of multiple stores, as well as any other difficulties which may be encountered in the transition and integration process, could have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance that we will successfully open additional stores or identify suitable acquisition candidates.   There can be no assurance acquisitions will be consummated on acceptable terms or that we will be able to integrate successfully the expanded operations or manage the related increase in personnel.

                Unseasoned Loan Portfolio. Due to our loan portfolio growth, a significant portion of the loans are unseasoned. Accordingly, delinquency and loss rates in the portfolio will most likely fluctuate unpredictably.  Vehicles that serve as collateral will, in most cases, be worth less than the unamortized principal and interest charges. The resale prices of used vehicles will affect the amount realized following repossession of collateral. Further, we may also incur significant costs prior to repossessing a financed vehicle and for reselling such vehicle after repossession.  We do not intend to purchase insurance to protect against loan defaults or make up the difference between the principal amount remaining in a defaulted loan and the net proceeds realized on the resale of a repossessed vehicle that secured such defaulted loan. There is no assurance that loans made by us to our customers will ultimately be repaid, which would result in our having to write off such loans and would materially and adversely affect our financial condition, results of operations or cash flows.

                High Leverage.  We are highly leveraged. On June 30, 2005, our total indebtedness was approximately $11,218,914 or 87% of our total assets. A substantial portion of such debt is collateralized by our finance contracts, automobile inventory and certain furniture, fixtures and equipment.  Our substantial leverage could have adverse consequences, including: (i) limiting our ability to obtain additional financing, (ii) requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, (iii) exposing us to interest rate fluctuations due to floating interest rates on certain borrowings, (iv) increasing our vulnerability to changes in general economic conditions and competitive pressures, and (v) limiting our ability to capitalize on potential growth opportunities.

                Substantial Need for Additional Capital.  We will require additional capital in order to fund our expansion. If adequate funds are not available on terms acceptable to us, we may be required to significantly curtail our expansion plans. Historically, we have funded most of our capital expenditures through the issuance of debt, which, is convertible into shares of common stock.  Our ability to fund the planned expansion is directly related to the continued availability of these and other funding sources.

                The operation of used car dealerships and finance companies is capital intensive.  We require capital to: (i) acquire and maintain inventories of cars and parts, (ii) originate finance contracts, (iii) purchase and maintain service equipment, and (iv) maintain our facilities.  We finance the purchase of inventory and lease the properties on which we conduct business.  Consequently, we incur significant operating, borrowing and fixed occupancy costs. Should the capital expenditure requirements exceed current estimates, we could be required to seek additional financing in the future. There can be no assurance that we will be able to obtain such financing when needed or on acceptable terms. As a result, we may be forced to reduce or delay additional expenditures or otherwise delay, curtail or discontinue some or all of our operations. Further, if we are able to access additional capital through borrowings, such debt will increase our already substantial debt obligations, which could have a material adverse effect on our financial condition, results of operations or cash flows.

                Our financing transaction terms are affected by a number of other factors that are beyond our control, including among others, conditions in the securities and finance markets generally, prevailing interest rates and prevailing economic conditions. If we raise additional funds by issuing equity securities, dilution to the holders of common stock may result.

                Sensitivity to Interest Rates.  A substantial portion of our finance contract income results from the difference between the rate of interest we pay on the funds we borrow and the rate of interest we earn pursuant to our contracts. While our contracts bear interest at fixed rates, our indebtedness generally bears interest at floating rates.  If our interest expense increases, we would seek to compensate for such increases by raising the interest rate on our newly originated contracts or raising our retail car sales prices. To the extent we are unable to do so because of legal limitations or otherwise, our net contract margins would decrease, thereby adversely affecting our financial condition, results of operations or cash flows.

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

                Business Cycle.  Sales of motor vehicles historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing and financing industry tends to experience the same periods of decline and recession as those experienced in the general economy.  We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, employment rates, the level of personal discretionary spending, interest rates and credit availability. There can be no assurance that the industry will not experience sustained periods of declines in vehicle sales in the future. Any such declines would have a material adverse effect on our financial condition, results of operations or cash flows.

                Potential Adverse Effect of Economic Slowdown.   Our business is directly related to sales of used vehicles, which are affected by employment rates, prevailing interest rates and other general economic conditions. A future economic slowdown or recession could lead to increased delinquencies, repossessions, and credit losses that could hinder our business and planned expansion.  Due to our focus on credit-impaired customers, our actual rate of delinquencies, repossessions and credit losses on contracts could be higher under adverse conditions that those experienced in the automobile finance industry in general. Economic changes are uncertain and weakness in the economy could have a material adverse effect on our financial condition, results of operation or cash flows.

                Geographic Concentration.  Our specialty retailing operations are presently concentrated in Houston, Texas. An economic slowdown or recession, a change in the regulatory or legal environment, natural disasters or other adverse conditions in the Houston, Texas areas could have a material adverse effect on our financial condition, results of operations or cash flows.

                Sourcing Used Cars.  We acquire a significant amount of our used car inventory through auctions, wholesalers and trade-ins at our car stores. An affiliated entity provides a floor plan for our existing inventory requirements.  There can be no assurance that sufficient inventory will continue to be available to us, the affiliated entity will continue to provide us an inventory floor plan, or will be available at comparable costs, particularly if changes occur in the type of used vehicles that are sold in auctions or if competitive pressures increase as a result of new entrants into our market.  Any reduction in available inventory or increase in inventory wholesale costs that cannot be reflected in retail market prices could have a material adverse effect on our financial condition, results of operations or cash flows.

                Environmental Risks.   We are subject to federal, state, local laws, ordinances and regulations that establish various health and environmental quality standards, liability related thereto, and provide penalties for violations of those standards. Under certain laws and regulations a current or previous owner or operator of real property may be liable for the cost of removal and remediation of hazardous or toxic substances or wastes on, under, in or emanating from such property. Such laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances or wastes. Certain laws, ordinances and regulations may impose discharges into waters of the state, including groundwater. Under certain other laws, generators of hazardous or toxic substances or wastes that send such substances or wastes to disposal, recycling or treatment facilities may be liable for remediation of contamination at such facilities. Other laws, ordinances and regulations govern the generation, handling, storage, transportation and disposal of hazardous and toxic substances and wastes, the operation and removal of underground storage tanks, the discharge of pollutants into surface waters and sewers, emissions of certain potentially harmful substances into the air and employee health and safety.  Our business operations are subject to such laws, ordinances and regulations including the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, transmission fluid, anti freeze, freon, waste paint and lacquer thinner, batteries, solvent, lubricants, degreasing agents, gasoline and diesel fuels.  We are subject to other laws, ordinance and regulationsas a result of the past or present existence of underground storage tanks at many of our properties.

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

                Creditworthiness of Contract Obligors.  Substantially all of the contracts purchased and originated by us are non-prime consumer credits.  The non-prime consumer finance market is comprised of borrowers who are unable to obtain traditional financing through a bank or a captive finance company due to either incomplete or imperfect credit histories.  Consequently, the incidence of delinquency or default is significantly higher for non-prime consumer credits than in the case of prime consumer credits.  For these reasons, such contracts bear interest at rates significantlyhigher than in the case of prime consumer credits and can be purchased at a discount to the principal balance, but also involve a higher probability of default and greater servicing costs.  Our profitability depends, in part, upon our ability to properly evaluate the creditworthiness of non-prime consumers and efficiently service such contracts.  Loan losses may exceed the proceeds of the performing loans, thus impairing our ability to be successful.

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

                Competition and Market Conditions.  The non-prime consumer automobile sales and finance market is very fragmented and highly competitive.  We believe that there are numerous non-traditional consumer sales and finance sources serving this market.  Traditional automobile financing sources include commercial banks, savings and loans, credit unions, captive finance companies of automobile manufacturers and other consumer lenders, many of which have significantly greater resources than we do and may be able to offer more attractive contract purchase terms to dealers.  To the extent that traditional and non-traditional sales and finance sources lenders significantly expand their activities in this market, our ability to execute our business and growth strategy may be adversely affected.  We may also be effected by certain demographic, economic and industry trends.  For example, these trends include increased sales of used vehicles, the rising price of new vehiclescompared to U.S. median family income and the overall level of interest rates in general.  We believe that recent trends favor increased growth in the portion of the automobile sales and finance industry which serves non-prime consumers.  However, a reversal of any of these trends could have a material adverse affect on our operations, profitability and growth.

                Performance Dependent on Executive Officers.   Our performance is highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially affect our business, results of operations and financial condition.

                Acquisitions Could Be Difficult to Integrate, Disrupt Business, Dilute Shareholder Value, and Adversely Affect Our Operations.  A component of our strategy is to pursue acquisitions of other businesses.  There can be no assurance, however, that we will be able to identify, negotiate, and consummate acquisitions or that acquired businesses can be operated profitably or integrated successfully into out existing operations.  In addition, acquisitions are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of acquired businesses.  There can be no assurance that our future acquisitions will not have an adverse impact on our business, financial condition, or results of operations.  If suitable opportunities arise, we anticipate that we would finance future acquisitions through bank lines of credit or through additional debt or equity financing.  There can be no assurance that bank, debt, or equity financing would be available to us on acceptable terms, when and if, suitable strategic opportunities arise.  If we were to consummate one or more significant acquisitions in which part or all of the consideration consisted of equity, our shareholders would suffer a significant dilution of their ownership interest in us.  Any future acquisitions may not provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

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

                Extensive Regulatory Requirements.  Our business is subject to extensive supervision and regulation under federal, state and local laws and regulations which, among other things, requires us to obtain and maintain certain licenses and qualifications, limits interest rates, fees and other charges associated with the contracts purchased by us, requires specified disclosures by dealers to consumers and limit our right to repossess and sell collateral.  An adverse change in, modification to or clarification of any of these laws or regulations, or judicial interpretations as to whether and in what manner such laws or regulations apply to contracts purchased or originated by us, could result in potential liability related to contracts previously purchased and could have a material adverse effect on our financial condition and results of operations.  In addition, due to the consumer-oriented nature of the industry in which we operate and uncertainties with respect to the application of various laws and regulations in certain circumstances, industry participants frequently are named as defendants in litigation involving alleged violations of federal and state consumer lending or other similar laws and regulations.

                OTC Bulletin Board.  We anticipate that in the future our common stock will be quoted on the OTC Bulletin Board.  The OTC is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges.  Securities traded on the OTC Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Bulletin Board.  Quotes for stocks included on the OTC Bulletin Board are not listed in newspapers.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of our common stock may be unable to sell their shares at any price.

                Financial Reporting Experience.  The OTC Bulletin Board limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission.  These limitations may be impediments to the quotation on the OTC Bulletin Board.  Because we do not have significant financial reporting experience, we may experience delays in filingrequired reports with the Securities and Exchange Commission.  Because issuers whose securities are qualified for quotation on the OTC Bulletin Board are required to file these reports with the Securities and Exchange commission in a timely manner, the failure to do so may result in a suspension of trading or delisting from the OTC Bulletin Board if our stock does become qualified for quotation on the OTC Bulletin Board.

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

                Penny Stock Rules.  Trading in our securities will be subject to the “penny stock” rules for the foreseeable future.  The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our common stock and consequently adversely affect the market price.

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

Item 2.  Description of Properties

                We lease our corporate offices in California and Texas.  Our California office services the majority of our indirect loan portfolio, consists of 1,200 square feet, located at 2755 Campus Drive, Suite 155, San Mateo, California 94403, and is currently on a verbal agreement month-to-month lease with monthly payments of $2,001.  Our Texas office services the Houston lot operations, provides administrative services to the company overall, consists of 800 square feet, located at 17000 Dallas Parkway, Suite 207, Dallas, Texas 75248, and is currently on a five year lease expiring February 28, 2009 with monthly lease payments of $1,024.

                We also lease our Houston lot operations where we conduct our specialty retailing and direct lending operations.  Below is a summary of each of our current operational lots:

•	5715 N Freeway, Houston, Texas 77076, lease expires October 31, 2009, payments $9,293
•	9175 Gulf Freeway, Houston, Texas 77017, lease expires September 30, 2008, payments $5,500
•	8555 Beechnut, Houston, Texas 77036, lease expires June 30, 2006, payments $6,000

Item 3.  Legal Proceedings

                In the normal course of business, we may become involved with various litigation proceedings.  Currently, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition.  However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Item 4.  Submission of Matters to Vote of Security Holders

                No matters were submitted during our fourth quarter of the fiscal year covered by this report to a vote of our shareholders.

Part II

Item 5.  Market for Common Equity, Dividends, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

                There is currently no public trading market for our common stock.

Holders

                As of June 30, 2005, we had 1,439 beneficial owners of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

                The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2005.  In 2004, our shareholders approved our 2004 Stock Option Plan (the “Plan”).  Under the Plan, options to purchase up to 450,000 shares of our common stock may be granted to our employees, officers, directors, and consultants.  As of June 30, 2005, 50,000 shares of the company’s common stock had been granted under our 2004 Stock Option Plan.

	Number of securities to be issued upon exercise of options, warrants and rights	Weighted-average exercise price of options, warrants, and rights	Number of securities remaining for future issuance

Equity compensation plans approved by security holders	50,000	$0.50	400,000
Equity compensation plans not approved by security holders	--	--	--
Totals	50,000	$0.50	400,000

Recent Sale of Unregistered Securities

                During the fiscal year ended June 30, 2005, we sold or granted the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”):

Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received

Officers, Directors, and Management	6/29/2005	N/A	Common Stock	2,155,000	(1)
Two Investors	6/29/2005	N/A	Common Stock	295,000	(2)
Group of Accredited Investors	6/29/2005	N/A	Common Stock	185,000	(3)
Epic Financial Services, Inc.	6/30/2005	N/A	Common Stock	500,000	(4)
Gateway Credit Holdings, Inc.	6/30/2005	N/A	Common Stock	500,000	(5)

(1)	In consideration for the issuance of common stock, we received management services valued at $1,077,500.
(2)	In consideration for the issuance of common stock, we received fixed assets and debt conversion valued at $147,500.
(3)	Issued to reduce note conversion price from $1.00 to $0.50 per share.
(4)	In consideration for the issuance of common stock, we received assets valued at $250,000.
(5)	In consideration for the issuance of common stock, we received assets valued at $250,000.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                This Form 10-KSB for the year ended June 30, 2005 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile sales and finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

                We are still developing our financing programs and retail concept. The primary drivers for future earnings growth will be vehicle unit sales growth from geographic expansion, comparable same store sales increases to maximize our maturity levels at each lot, and interest income from growth in our contract portfolio.  During the next two years, we plan to focus our growth primarily on adding stores to new markets in the state of Texas.   We also expect used unit comparable store sales increases, reflecting the ramp up in sales of newly opened stores as they mature and continued market share gains at stores that have reached mature sales levels.

                The principal challenges we face in expanding our contract volume growth target include:

•	Our ability to procure suitable lot locations at reasonable costs.
•	Our ability to build our management strength to support the store growth.
•	Our ability to maintain competitive direct retail and direct lending operations.

                We staff each newly opened store with an experienced management team, including the general manager, purchasing manager, and business office manager, as well as a number of experienced sales managers and account servicing personnel.

Critical Accounting Policies

                Our results of operations and financial condition have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities.  We use our historical experience and other relevant factors when developing our estimates and assumptions.  We continually evaluate these estimates and assumptions. Note 1 to the financial statements includes a discussion of significant accounting policies.  We consider the accounting policies discussed below critical to an understanding of our financial statements because their application places the most significant demands on our judgment.  Our financial results might have been different if different assumptions had been used or other conditions had prevailed.

Revenue Recognition

                We recognize vehicle revenue when a contract has been signed and the vehicle has been delivered.  Interest income from contracts is recognized using the interest method.

Allowance for Losses on Loans

                Our allowance for losses on loans is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, an analysis of the static pool related to actual loan portfolio charge offs, and current economic conditions. Such evaluation, which includes a review of all loans in which full collectability may not be reasonably assured, the estimated net realizable value of the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit lossallowance.

Results of Operation

                The following table summarizes our results of operations for the years ended June 30, 2005 and 2004.

Auto Underwriters of America, Inc.
(in thousands)
	2005	2004	Percentage Change	% Sales 2005	% Sales 2004

Revenues:
Sales and other	$13,446	$6,078	121%	100%	100%
Interest income	1,775	983	81%	13%	16%

Total	15,221	7,061	116%	113%	116%

Costs and expenses:
Cost of sales	8,121	3,335	144%	60%	55%
Selling, gen and admin	3,486	1,947	79%	26%	32%
Provision for credit loss	2,360	767	208%	18%	13%
Stock compensation	1,578		NM	17%	NM
Interest expense	977	405	141%	7%	7%
Discount on loans sold	178	346	(49)%	1%	6%
Depreciation	16		NM	NM	NM

Total	16,716	6,800	146%	124%	112%

Pretax income	$(1,495)	$261	NM	(11)%	4%

_________________
NM-Not Meaningful

2005 vs 2004
(in thousands)

Revenues

                Total revenues increased $8,160 for the period ended 2005 compared to the corresponding prior period principally as a result of the launch of our automotive specialty retailing operations in January 2004.  The increased revenues were generated from the sale of vehicles of $7,368 and interest income of $792 due to increase of the outstanding loan portfolio between the two periods.  We had three lots operating during the entire twelve month period ended June 30, 2005 verses the acquisition of these same lots during the last six month period ended June 30, 2004 that were not fully operational.

Cost of Sales

                Total cost of sales as a percentage of sales was 60% or $8,121 for the period ended June 30, 2005 compared to the corresponding prior period of 55% or $3,335.  The increase was mainly due to increased number of vehicles sold during fiscal 2005 compared to fiscal 2004.  Also, the average unit cost of inventory was slightly higher during fiscal 2005.  We also had three lots operating during the entire twelve month period ending June 30, 2005 verses the acquisition of these same lots during the six month period ended June 30, 2004 that were not fully operational which caused the increase between the two reporting periods.

Selling, General and Administrative Expenses

                Selling, general and administrative expenses increased by $1,539 for the period ended June 30, 2005 compared to the corresponding prior period.  This increase was primarily attributable to additional administrative staffing in our Texas operations and increased general operating expenses. Selling, general and administrative expenses as a percentage of sales was 26% for the period ended June 30, 2005 compared to 32% for the same corresponding prior period.    The percentage decrease was due to having fully functional operational lots during the fiscal period ended June 30, 2005 verses start up operational lots during the corresponding prior period.  Fiscal 2005 also had a full year sales revenues compared to fiscal 2004 with only six months sales.  The majority of the variance analysis between fiscal 2005 and 2004 are not comparable due to increases to all general and administrative classifications between the two reporting periods.

Interest Expense

                Interest expense increased to $977 for the period ended June 30, 2005 as compared to $405 for the corresponding prior period.  Interest bearing indebtedness for fiscal 2005 increased to $8,207,268 compared to $6,695,257 in fiscal 2004.  The increase in interest expense was primarily due to the increase in borrowings from our line of credit.  We financed our increase in the receivable base through the purchase of two loan portfolios and loan originations from our direct and indirect lending operations and there was also a slight interest rate increase on the revolving credit facilities between the two periods.

Analysis of Credit Losses

                Provision for credit losses was $2,360 for the period ended June 30, 2005 as compared to $767 for the corresponding prior period.  The provision for credit loss as a percentage of sales was 17% on $13,446 on vehicle sales for fiscal 2005 verses 13% on $6,078 on vehicle sales in the corresponding prior period.  The increase in credit losses was due mainly to an increased number of loan charge offs net of repossession recoveries over an entire fiscal year 2005 and a static pool analysis over a longer period of time showing a more accurate repossession percentage.  As of June 30, 2005, our static pool analysis showed an 18% reserve requirement which is also a component of the analysis of our credit losses.

                We have a blended mix of finance receivable portfolios of both direct and indirect originations and also portfolios that relate to different acquisitions.  Our indirect originations had better recoveries and less charge offs than our direct originations.  During the fiscal period ended 2005, we had several portfolio sales to third parties of both direct and indirect loans that left a corresponding allowance for credit loss in the portfolio reserve balances.  As a result of (i) various portfolio sales during fiscal 2005, (ii) the remaining blended mix of direct and indirect loans, and (iii) our year end evaluation of the static pool, the allowance of doubtful accounts as of June 30, 2005 was adjusted to 18%.

Auto Underwriters of America, Inc.
	June 30,

	2005	2004

Operating activities:
Net income	$(1,528,355)	$172,195

Changes in finance receivables, net:	(3,763,852)	(8,614,256)
Changes in operating assets and liabilities:	1,069,802	1,669,182

Cash used in operating activities	(4,222,405)	(6,772,879)

Investing activities:	2,507,491
Financing activities:	1,682,007	6,818,852

Cash provided by (used in) operations	(32,907)	45,973

                Our primary use of working capital was the funding of the origination and purchase of contracts and inventory. The contracts were financed substantially through borrowings on the revolving line of credit. The line of credit is secured primarily by contracts, and available borrowings are based on a percentage of qualifying contracts. As of June 30, 2005, we had approximately $350,000 available under our line of credit.  We have also funded a portion of our working capital needs through the issuance of subordinated notes.

                We believe we will be able to continue the line of credit with our existing lender as well as continuing the search for additional lines of credit from other financial institutions.  However, we cannot provide any assurance for the success of acquiring an additional line of credits.  If necessary, we could issue additional subordinated debt, or sell our existing finance receivable portfolio at a discount to third party finance companies to meet our short-term funding needs.  However, we cannot provide any assurance for the success of acquiring any additional working capital from these potential funding sources.

Item 7.  Financial Statements

                Our financial statements are set forth immediately following Item 14 and the signature page of this report.

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

Item 8a.  Controls and Procedures

                We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure.

                As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, of the effectiveness of our disclosure controls and procedures as of June 30, 2005.  We identified a deficiency that existed in the design or operation of our internal control over financial reporting that we consider to be “material weakness.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

                The deficiency in our internal control related to valuation of shares issued for services and interest expense.  The related audit adjustment has been appropriately recorded in this Form 10-KSB.  We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff.  This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures.

                Except as otherwise noted above, there has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8b.  Other Information

                Not applicable

PART III

Item 9.  Directors and Executive Officers of the Registrant

Our executive officers, directors and key employees are as follows:

Name (1)	Age	Position with the Company

Dean Antonis	43	President, Treasurer and Director
William J. Kellagher	45	Executive Vice President and Director
Divina Viray	42	Secretary and Director
Robert Vaughan	70	Director

_____________
(1)  Michael Cloud served as our Chief Financial Officer from July 28, 2005 to September 26, 2005.  Mr. Cloud resigned to pursue other interest.  There were no disagreements between Mr. Cloud and us on any matter relating to our operations, policies or practices that led to his resignation.  We are commencing a search for a new Chief Financial Officer, and in the interim, Mr. Cloud has agreed to serve as a consultant.

                Dean Antonis has served as our president since August 1985.  He is our co-founder and has served as a director since July 1981.  Mr. Antonis has also served as president and chief financial officer of Gateway Credit Holdings, Inc., a California non-prime automobile finance company since 1999.  Mr. Antonis served as project manager of Condor Investments, LLC. a California commercial finance lender from 1997 to 1999.  Mr. Antonis received a B.S. in Business Administration from San Francisco State University in 1994.

                William J. Kellagher  has served as our vice president since December 2002 and was added as a director in July 2005.  Before that, Mr. Kellagher served as the president and chief executive officer of Epic Financial Services from 1996 to 2002, a non-prime automobile finance company that he co-founded.  From 1987 to 1995, he served as the chief executive officer of TruCare Health Systems, Inc., a Dallas, Texas based comprehensive rehabilitation company that provided physical, occupational and speech therapy services to hospitals, long-term care facilities, home health and privately owned clinics.  He co-founded TruCare and was responsible for growing the business to $23 million in annual revenues and $1.2 million in earnings in 1995.  From 1985 to 1987, Mr. Kellagher was a registered broker and financial consultant at Merrill Lynch, where he specialized in small business offerings and managed a portfolio in excess of $15 million.  Mr. Kellagher received a B.S. in Administration and Finance from the University of Houston in 1981.

                Divina Viray  is our secretary and director.  She has served as director since October 2002.  Ms. Viray previously served as secretary of Gateway Credit Holdings Corporation, a California specialty finance company from 1999 to 2003.  She was employed in credit analysis and accounting at Delta Dental Insurance from 1996 to 1999 and at Aesculap, Inc. from 1992 to 1996.  Ms. Viray graduated in 1982 from California State Bakersfield, majoring in Business Administration.

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

Family Relationships

                There are not any family relationships among any of our officers or directors.

Board of Directors

                Each of our directors hold office until the next annual meeting or until their successors have been duly elected and qualified.  Currently, there are four directors.  The bylaws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified.  Officers are appointed by and serve at the discretion of the board of directors.  There are no family relationships among any of our officers or directors.

                Our directors do not receive any cash compensation for their service as members of the board of directors.   Directors are reimbursed for reasonable travel and out-of-pocket expenses in connection with the attendance of board meetings, and are eligible to receive awards of stock and options for their services to us.

Committees

                There are presently no committees of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

                Under federal securities laws, our directors, officers, and 10% shareholders are required to report to the SEC their beneficial ownership of common stock and any changes in that ownership.  The SEC has established specific dates for such reporting and we are required to report in this report any failure to file by the established dates during fiscal year 2005.  Based upon a review of our records during the fiscal year ended June 30, 2005, our officers, directors, and 10% shareholders satisfied all applicable filing requirements under Section 16(a) of the Exchange Act except for the following persons who failed to timely report on Forms 3 and 4 their beneficial ownership: (i) Dean Antonis failed to timely report Form 4 of his acquisition of 750,000 shares; (ii) William Kellagher failed to report timely on Form 4 his acquisition of 750,000 shares; (iii) Robert Vaughan failed to report timely on Form 4 his acquisition of 250,000 shares; (iv) Divina Viray failed to report timely on Form 4 her acquisition of 50,000 options; and (iv) Michael Cloud, our former Chief Financial Officer,  failed to report timely on Form 3 of his beneficial ownership of 300,000 shares subject to certain vesting conditions.  Forms 3 and Form 4 disclosing each of the above transactions have been filed with the SEC.  In making this statement, we have relied on the written representations of our officers and directors and copies of the reports that have been filed with the SEC.

Code of Ethics

                Our board of directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors.  The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct.  A copy of our Code of Ethics was filed as Exhibit 14 to our annual report on Form 10-KSB for the year ended June 30, 2004 and is incorporated herein by reference.  We undertake to provide without charge, upon request, a copy of our Code of Ethics.  Requests should be submitted in writing to the attention of Dean Antonis at 2755 Campus Drive, Suite 155, San Mateo, CA   94403.

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE
Annual Compensation					Long Term Compensation
					Awards		Pay- outs
(a) Name And Principal Position	(b) Year June 30,	(c) Salary(1) ($)	(d) Bonus ($)	(e) Other Annual Compen- sation ($)	(f) Restricted Stock Award(s) ($)(1)	(g) Options/ SARs (#)(1)	(h) LTIP Pay- outs ($)	(i) All Other Compen- sation ($)

Dean Antonis President, Treasurer and Director	2005 2004 2003	$67,000 $42,886 -	- - -	- - -	$375,000 - -	- - -	- - -	- - -

William J. Kellagher Executive Vice President and Director	2005 2004 2003	- - -	- - -	- - -	$375,000 - -	- - -	- - -	- - -

Divina Viray Secretary and Director	2005 2004 2003	$55,000 $25,208 -	- - -	- - -	- - -	50,000 - -	- - -	- - -

(1)

On June 29, 2005, we issued a total of 2,155,000 shares of common stock and 50,000 options to our officers, directors and certain other employees as compensation for their efforts in developing our business operations.  Our board of directors valued the shares at $.50 per share.  The options to purchase our common stock were granted pursuant to our 2004 Stock Option Plan and are exercisable for a period of 10 years at an exercise price of $.50 per share.  The securities were offered and sold pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended.

During the year ended June 30, 2003 no salaries or other form of remuneration were paid to our executive officers. During fiscal 2004, Mr. Antonis and Ms. Viray received minimal compensation.

Stock Options

                As of June 30, 2005, there were currently 50,000 stock options issued and outstanding pursuant to the 2004 Stock Option Plan granted during fiscal 2005.

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

                To date, options granted under the 2004 Plan do not have a vesting period, are exercisable for 10 years from the date of grant, do not provide for a “cashless exercise” option, and provide for an exercise price equal to the fair market value of the stock on the date of grant.

Description of the 2004 Plan

                The maximum number of shares of common stock with respect to which awards may be presently granted pursuant to the 2004 Plan is 450,000 shares, of which 50,000 options have been granted to date.  Shares issuable under the 2004 Plan may be either treasury shares or authorized but unissued shares.  The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in our capitalization.

                Subject to compliance with Rule 16b-3 of the Securities Exchange Act of 1934, the 2004 Plan is administered by the board of directors or, in the event the Board shall appoint and/or authorize a committee, such as the compensation committee, of two or more members of the Board to administer the 2004 Plan, by such committee (the “Plan Administrator”).  Except for the terms and conditions explicitly set forth in the 2004 Plan, and subject to applicable provisions of the Internal Revenue Code of 1986, as amended the Plan Administrator shall have the authority, in its discretion, to determine all matters relating to the options to be granted under the 2004 Plan, including, without limitation, selection of whether an option will be an incentive stock option or a nonqualified stock option, selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price per share, the timing of grants and all other terms and conditions of the options.

Stock Options Granted to Executive Officers during Last Fiscal Year

                The following table sets forth certain information regarding grants of stock options to our executive officers listed in the summary compensation table that received stock options during fiscal year 2005.  The fair value of the option grant was estimated on the date of the grant based on the then market price of our common stock.

Name (a)	Number of Secu- rities Underlying Options/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)

Dean Antonis	0	0%	$0	0
William J. Kellagher	0	0%	$0	0
Divina Viray	50,000	100%	$.50	6/29/2015

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

                The following table sets forth certain information with respect to stock options exercised by our executive officers listed in the summary compensation table during fiscal year 2005.  In addition, the table sets forth the number of shares covered by unexercised stock options held by such executive officers as of June 30, 2005 and the value of “in-the-money” stock options which represent the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of June 30, 2005.

Name	Shares Acquired On Exercise	Value Realized	Exercisable/ Unexercisable (A)	Exercisable/ Unexercisable (B)

Dean Antonis	0	$ 0	0	$0
William J. Kellagher	0	$ 0	0	$0
Divina Viray	0	$ 0	50,000/0	$0

(A)  Number of Unexercised Securities Underlying Options/SAR’s at fiscal year end
(B)  Value of Unexercised In-The-Money at fiscal year end

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                The following table specifies the amount of shares of common stock that each 5% or greater beneficial owner holds as of October 3, 2005:

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding

Gateway Credit Holdings	500,000	8.3%
EPIC Financial	500,000	8.3%
Lawrence E. Gunnels	500,000	8.3%
Timothy Hassell	495,000	8.2%

                The following table specifies the amount of shares of common stock that each executive officer or director holds as of October 3, 2005:

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding

Dean Antonis	787,936	13.1%
William J. Kellagher	750,000	12.5%
Divina Viray	50,000(2)	*
Robert Vaughan	250,100	4.2%
All officers and directors as a group (4) persons	2,138,036	34.88%

_______________

*	Indicates less than 1%
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

(2)	Includes 50,000 shares granted to Ms. Viray, one of our directors, pursuant to the 2004 Stock Option Plan. The options are exercisable at $0.50 per share and expire June 29, 2015.

Changes in Control

                There are no understandings or agreements known by management at this time that would result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

                The information required pursuant to Item 201(d) of Regulation S-B can be found under Item 5 of this report.

Item 12.  Certain Relationships and Related Transactions

                On June 30, 2005, we entered into an asset purchase agreement with Gateway Credit Holdings, Inc. for the purchase of AutoUnderwriter.com credit decision software and certain furniture and business equipment.  Pursuant to the agreement, we issued 500,000 shares of common stock to Gateway.  Dean Antonis, our president, treasurer, director and a beneficial owner is the president, treasurer, director and a beneficial owner of Gateway.

                On June 30, 2005, we entered into an asset purchase agreement with Epic Financial Services, LLC for the purchase of furniture, and office equipment.  Pursuant to the agreement, we issued 500,000 shares of common stock to Epic.  William Kellagher, our vice president and a beneficial owner, owns a 27% membership interest in Epic Financial Services, LLC.

                Pursuant to the Investment Banking Agreement between the Company and Brookstreet Securities, Inc (“Brookstreet”) dated November 4, 2002, 1,000,000 shares of the Company’s common stock were issued to Brookstreet as partial compensation for advisory services.   Vesting of these shares was contingent upon the Placement Agent raising $1,000,000 through the concurrent private placement of any other debt or equity financing.  Of the original 1,000,000 shares to be raised, 525,000 have fully vested.  Pursuant to the Managing Dealer Agreement between us and Brookstreet dated July 25, 2005, upon Brookstreet raising $475,000, no later than June 15, 2006, the remaining 475,000 shares of our common stock shall be deemed fully vested. The shares of common stock that were issued to Brookstreet are beneficially owned by certain officers and employees of Brookstreet and not by the Brookstreet directly.

                Although we have no prior business relationship with the Brookstreet, Timothy G. Hassell, a broker employed by Brookstreet, is the former Executive Vice President and a beneficial owner of Gateway.  Mr. Hassell is no longer employed by Gateway, but is still a beneficial owner of Gateway’s common stock.  The current agreement with Brookstreet requires them to use their “best efforts” in performing their services but contains no guarantees of minimum financing to be raised.  In consideration for Brookstreet’s efforts, we have agreed to pay Brookstreet a non-refundable consulting fee of $25,000 in addition to sales commissions and a non-accountable expense allowance for securities sold by Brookstreet.

                We paid a fee of $150 per indirect contract purchased from Gateway Credit Holdings, Inc, a related party, for the use of AutoUunderwriter.com pursuant to an informal license agreement between us and Gateway.  As of June 30, 2005 and 2004, we incurred $15,450 and $64,350 in fees under this agreement, respectively.  Dean Antonis is the president, a director and a beneficial owner of both Gateway and us.

                In March 2005, we purchased $378,252 in finance receivables from Epic with a discount of $64,701 using financing from our existing senior line of credit.  In addition, we paid $30,546 to EPIC during fiscal 2005 for working capital for various payables.  William Kellagher, our vice president and a beneficial owner, owns a 27% membership interest in Epic.

                We have an informal verbal agreement with Lawrence E. Gunnels an 8.3% shareholder that provides us a floor plan for our inventory.  We purchased approximately 60% of our total cost of goods sold from Mr. Gunnels during fiscal 2005.  This floor plan is similar to a consignment agreement in that we only purchase vehicles upon the sale of each inventory item.  Gunnels provides each vehicle under our floor plan for a cost of $500 per unit.

Item 13.  Exhibits

(a)	Exhibits:

	3.1	Amended and Restated Articles of Incorporation(1)
	10.1	Asset Purchase Agreement with Advantage Autoplex, Inc. and TAB Enterprises, Inc. dated March 10, 2004(1)
	10.2	Asset Purchase Agreement with Advantage Autoplex, Inc. and TAB Enterprises, Inc. dated March 12, 2004(1)
	10.3	Loan, Security and Service Agreement with Oak Rock Financial, LLC dated March 31, 2003 and amendments thereto*
	10.4	Standard Industrial Lease of Caldwell LaHaye Real Estate Associates dated November 1, 2004*
	10.5	The Commercial Lease with Transworld Corporation dated July 1, 2005*
	10.6	Asset Purchase Agreement with Gateway Credit Holdings, Inc. dated June 30, 2005*
	10.7	Asset Purchase Agreement with EPIC Financial Services, Inc. dated June 30, 2005*
	14	Code of Ethics(3)
	16.1	Letter from Clancy and Co., P.L.L.C(2)
	31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
	32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*

________________
*  Filed Herewith

(1)	Document previously filed with the U.S Securities and Exchange Commission on August 13, 2004 as an exhibit to our Form 10-QSB and incorporated herein by reference.
(2)	Document previously filed with the U.S Securities and Exchange Commission on October 22, 2004 as an exhibit to our Form 8-K and incorporated herein by reference.
(3)	Document previously filed with the U.S Securities and Exchange Commission on May 12, 2005 as an exhibit to our Form 10-KSB and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

                The following table shows the aggregate fees billed to us for professional services by our independent registered public accounting firm during fiscal 2005 and 2004, respectively (1):

	Fiscal 2005	Fiscal 2004

Audit fees	$48,391	$10,050
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

Total Fees	$48,391	$10,050

(1)	As reported on Form 8-K dated September 17, 2004, we engaged Malone & Bailey, PC to replace Clancy and Co., P.L.L.C as our independent registered public accounting firm on September 17, 2004

                Audit Fees.  This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal year 2005 and 2004, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2005 and 2004, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

ADVANCED CELLULAR TECHNOLOGY, INC.

Date: October 12, 2005	By: /s/ DEAN ANTONIS
Dean Antonis
President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM KELLAGHER	Executive Vice President and Director	October 12, 2005
William Kellagher

/s/ DIVINA VIRAY	Secretary and Director	October 12, 2005
Divina Viray

/s/ ROBERT VAUGHAN	Director	October 12, 2005
Robert Vaughan

Report of Independent Registered Public Accountants

To the Board of Directors and Stockholders of
Auto Underwriters of America, Inc.
San Mateo, California

We have audited the accompanying balance sheets of Auto Underwriters of America, Inc. (“Auto Underwriters”) as of June 30, 2005 and 2004 and the related statements of operations, changes in stockholders’ equity and cash flows for the each of the two years then ended. These financial statements are the responsibility of Auto Underwriters’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto Underwriters as of June 30, 2005 and 2004 and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

August 11, 2005

Auto Underwriters of America, Inc.
Balance Sheets
June 30, 2005 and 2004

	June 30, 2005	June 30, 2004

Assets:
Cash	$68,112	$101,019
Finance receivables, net	10,322,936	9,265,565
Accounts receivable, other	1,166,730	328,924
Inventory	661,352	325,411
Prepaid and other assets	51,861	39,696
Property and equipment, net	177,874	-

Total assets	$12,448,865	$10,060,615

Liabilities and stockholders’ equity:
Accounts payable and accrued liabilities	$777,469	$333,212
Drafts payable and floor plan liabilities	769,886	1,176,109
Income taxes payable	121,676	88,706
Revolving credit facilities	8,145,528	6,485,257
Other notes payable	61,742	210,000
Advances from related parties	668,867	716,805
Deferred sales tax	732,420	353,394

Total liabilities	11,277,588	9,363,483

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: no par, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock: no par,100,000,000 shares authorized, 6,020,053 issued and outstanding (2,200,053 at June 30, 2004)	5,453,878	3,451,378
Deferred compensation	(230,175)	(230,175)
Retained deficit	(4,052,426)	(2,524,071)

Total stockholders' equity	1,171,277	697,132

Total liabilities and stockholders’ equity	$12,448,865	$10,060,615

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Statements of Operations
For the Years Ended June 30, 2005 and 2004

	2005	2004

Revenues:
Sales	$12,998,882	$5,768,231
Interest income	1,774,914	982,616
Other	447,362	310,249

Total revenues	15,221,158	7,061,096

Cost and expenses:
Cost of sales	8,120,771	3,335,313
Selling, general and administrative	3,486,236	1,946,444
Provisions for credit losses	2,360,374	767,212
Stock based compensation	1,577,500	-
Discount on sale of loans	178,256	345,738
Depreciation and amortization	16,360	-
Interest expense	977,046	405,488

Total cost and expenses	16,716,543	6,800,195

Income / (loss) before income tax	(1,495,385)	260,901

Income tax expense	32,970	88,706

Net income / (loss)	$(1,528,355)	$172,195

Earnings (loss) per share:
Basic	$(0.67)	$0.21
Diluted	$(0.67)	$0.21

Weighted average number of shares outstanding
Basic	2,288,341	808,470
Diluted	2,288,341	808,470

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Statement of Stockholders’ Equity
For the Years Ended June 30, 2005 and 2004

	Common Stocks		Deferred	Retained
	Shares	Amount	Compensation	Deficit	Total

Balance – June 30, 2003	30,000,000	2,501,378	-	(2,696,266)	(194,888)

Reverse stock split	(29,699,947)	-	-	-	-
Common stock issued for:
Investment advisory services	990,000	495,000	(230,175)	-	264,825
Purchase of receivables	260,000	130,000	-	-	130,000
Conversion of debt	650,000	325,000	-	-	325,000

Net income	-	-	-	172,195	172,195

Balance – June 30, 2004	2,200,053	3,451,378	(230,175)	(2,524,071)	697,132

Common stock issued for:
Consulting services	3,155,000	1,577,500	-	-	1,577,500
Conversion of convertible debts	185,000	185,000	-	-	185,000
Settlement of convertible debts	185,000	92,500	-	-	92,500
Conversion of accounts payable	240,000	120,000	-	-	120,000
Purchase of assets	55,000	27,500	-	-	27,500

Net loss	-	-	-	(1,528,355)	(1,528,355)

Balance at June 30, 2005	6,020,053	$5,453,878	$(230,175)	$(4,052,426)	$1,171,277

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Statements of Cash Flows
For the Years Ended June 30, 2005 and 2004

	2005	2004

Operating Activities:
Net income / (loss)	$(1,528,355)	$172,195
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,577,500	264,825
Additional stock issued to settle convertible debts	92,500	-
Depreciation and amortization	16,360	-
Interest forgiveness	(10,425)	-
Discount on sale of loans	178,256	345,738
Changes in finance receivables, net:
Finance receivable originations and purchased, net of payments	(9,312,715)	(9,772,015)
Provision for credit losses	2,360,374	767,212
Inventory acquired in repossession	3,188,489	390,547

Subtotal finance receivables	(3,763,852)	(8,614,256)
Changes in operating assets and liabilities:
Accounts receivable	(837,806)	-
Inventory	(335,941)	(325,411)
Prepaid and other assets	(12,165)	(340,039)
Accounts payable and accrued liabilities	(10,473)	1,281,969
Deferred sales taxes	379,026	353,394
Income taxes payable	32,970	88,706

Net cash used by operating activities	(4,222,405)	(6,772,879)

Investing activities:
Purchase of property and equipment	(20,734)	-
Proceeds from the sale of finance receivables	2,528,225	-

Net cash provided in investing activities	2,507,491	-

Financing activities:
Advances from related parties	90,994	489,464
Proceeds from revolving credit facilities, net	1,660,271	5,865,456
Proceeds from (repayments of) other debt, net	(69,258)	463,932

Net cash provided by financing activities	1,682,007	6,818,852

Increase (decrease) in cash and cash equivalents	(32,907)	45,973
Cash and cash equivalents at:
Beginning of year	101,019	55,046

End of year	$68,112	$101,019

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Notes to Financial Statements

A - Description of Business

                Auto Underwriters of America, Inc. was incorporated in California in July 1981.  Auto Underwriters began operations in August 1983 under the name Advanced Cellular Technology, Inc and became inactive from 1990 until the second quarter of the fiscal year 2003, when it reorganized and instituted new management, effectuated a reverse stock split, adopted its current name, filed for quotation of its common stock on the OTC Bulletin Board and began its planned principal operations as a specialty finance company and specialty retailer of used cars and light duty trucks.

                Auto Underwriters began its retail operations in January 2004 in Houston, Texas as a specialty retailer of used cars and light duty trucks and provides financing in relatively high-risk markets serving consumers who have limited access to traditional automobile financing, typically encompassing borrowers with incomplete credit histories or have experienced prior credit difficulties.  Because Auto Underwriters services consumers who are unable to meet the credit standards imposed by most traditional automobile financing sources, Auto Underwriters generally charges higher interest rates than those charged by traditional financing sources.  As Auto Underwriters provides financing in a relatively high-risk market, Auto Underwriters anticipates a corresponding higher level of delinquencies and charge-offs than traditional automotive financing sources.

B - Summary of Significant Accounting Policies

Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Concentration of Risk

                Auto Underwriters provides financing in connection with the sale of substantially all of its used vehicles.  These sales are made primarily to customers residing in Texas.  As a result, Auto Underwriters’ portfolio performance is directly tied to the economic prosperity of the local economies surrounding the Houston, Texas metropolitan area.

Cash and Cash Equivalents

                Auto Underwriters considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.  Cash equivalents generally consist of interest-bearing money market accounts.  Periodically, Auto Underwriters maintains cash in financial institutions in excess of the amounts insured by the federal government.

Finance Receivables and Allowance for Credit Losses
Auto Underwriters originates installment contracts from the sale of used vehicles at its dealerships. Finance receivables consist of contractually scheduled payments from installment contracts.

                Auto Underwriters maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables.  The allowance for credit losses is based upon a periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, and collateral values.  Since the loss reserve is based upon a number of factors, most of which are subject to change over time (i.e. economic conditions), it is reasonably possible that a change in such factors may cause the allowance for credit losses to increase or decrease by a material amount in the near term.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.

Inventory

                Inventory is valued at the lower of cost or market on a specific identification basis.  Inventory includes used vehicles and related parts.  Repossessed vehicles are recorded at the lower of cost or market, which approximates wholesale value.  Vehicle reconditioning costs are capitalized as a component of inventory.  The cost of used vehicles sold is determined using the specific identification method.

Property and Equipment

                Property and equipment are stated at cost.  Expenditures for additions, renewals and improvements are capitalized.  Costs of repairs and maintenance are expensed as incurred.  Depreciation is computed principally using the straight-line method over the following estimated useful lives:

Furniture, fixtures and equipment	5 years
Software	5 years

Income Taxes

                Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Revenue Recognition

                Interest income on finance receivables is recognized using the interest method.  Revenue from the sale of used vehicles is recognized when the sales contract is signed and the customer has taken possession of the vehicle.

Advertising Costs

                Advertising costs are expensed as incurred by Auto Underwriters and include radio, television, and print media marketing costs. Advertising costs amounted to $202,663 and $65,597 for the years ended June 30, 2005 and 2004, respectively.

Stock Option Plan

                Auto Underwriters accounts for stock-based compensation under the intrinsic value method. Under this method, Auto Underwriters recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Auto Underwriters had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year ended June 30, 2005	Year ended June 30, 2004

Net income / (loss) as reported	$(1,528,355)	$172,195
Add: stock based compensation determined under intrinsic value-based method	-	-

Less: stock based compensation determined under fair value - based method	(17,631)	-

Pro forma net loss	$(1,545,986)	$172,195

Basic and diluted net loss per common share:
As reported	$(0.67)	$(0.21)
Pro forma	(0.68)	(0.21)

                The weighted average fair value of the stock options granted during fiscal 2005 was $0.50. Variables used in the Black-Scholes option-pricing model include (1) 3.5% risk-free interest rate, (2) expected option life 10 years end, (3) expected volatility is 58.66% and (4) zero expected dividends.

Earnings Per Share

                The basic earnings per common share is computed by dividing the net income / (loss) by the weighted average number of common shares outstanding. Diluted net income / (loss) per common share is computed by dividing the net income / (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net income / (loss) per common share

Reclassifications
Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 financial statement presentation.

Recently Issued Accounting Pronouncements

                In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation”. SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of Auto Underwriters during fiscal year 2006.

Auto Underwriters does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.

C - Finance Receivables

                Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include average components of (i) interest rates of 21%, (ii) a term of 36 months, (iii) payments $350, (iv) selling price of $10,200, (v) cost of $5,500, and (v) down payments of $1,200.  The components of finance receivables as of June 30, 2005 and 2004 are as follows:

	2005	2004

Finance receivables	$12,646,025	$11,273,547
Less: allowance for credit losses	(2,323,089)	(2,007,982)

Total	$10,322,936	$9,265,565

                During fiscal 2005, Auto Underwriters acquired $378,252 of customer finance receivables from EPIC Financial Services, LLC. (“EPIC”) These receivables were valued and recorded at the fair market value, including a purchase discount of $64,701on loans purchased.

                Changes in the finance receivables allowance for credit losses for the year ended June 30, 2005 and 2004 are as follows:

	2005	2004

Balance at beginning of the period	$2,007,982	$97,851
Provision for asset purchases	64,701	3,401,344
Provision for credit losses	2,360,374	767,212
Recoveries	3,188,489	1,566,356
Net charge offs	(5,298,457)	(3,824,781)

Balance at end of year	$2,323,089	$2,007,982

D - Accrued Liabilities

                A summary of accrued liabilities as of June 30, 2005 is as follows:

	2005	2004

Accounts payable	$468,295	$247,967
Payroll and related taxes	250,038	4,090
Other	59,136	81,155

Total liabilities	$777,469	$333,212

E - Debt

                Auto Underwriters has a $8,500,000 senior debt revolving line of credit (“LOC”) with Oak Rock Financial, LLC, (“Oak Rock”) bearing interest at the greater of prime + 7% or 11.25%. The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by its President.  The LOC matures March 31, 2006. At June 30, 2005, the balance of LOC was $8,145,528 of which Auto Underwriters had availability of approximately $354,000 under the facility.

                Interest on the LOC is payable monthly.  Auto Underwriters’ LOC facility contains various reporting and performance covenants including maintenance of certain financial ratios and tests, limitations on borrowings from other sources, restrictions on certain operating activities, and restrictions on the payment of dividends or distributions.  Oak Rock is involved with the day-to-day operations pertaining to collections, cash payments, and repossessions including procedural monitoring of Auto Underwriters’ operations.

                A summary of Auto Underwriters’ LOC debt as of June 30, 2005 and 2004 is as follows:

Lender	Facility Amount	Interest Rate	Maturity	June 30, 2005 Balance	June 30, 2004 Balance

Oak Rock Financial LLC	$ 8,500,000	Prime + 7%	March 31, 2006	$ 8,145,528	$ 6,485,257

                In fiscal 2004, Auto Underwriters issued $185,000 in unsecured convertible promissory notes pursuant to a private placement.  These notes bear interest at 9.25% per annum from the date of issuance.  In February 2005, all of the unpaid principal balance was converted into 185,000 shares of its common stock at $1.00 per share.

                In fiscal 2004, Auto Underwriters issued $25,000 in unsecured promissory notes bearing interest at 9.25% per annum.  The $25,000 note payable and the related accrued interest were paid in full in November 2004.

                In November 2004, Auto Underwriters issued a $106,000 promissory note for the acquisition of a leased operational facility including furniture, fixtures and equipment located in Houston, Texas.  This note bears interest at 6% maturing in October 2005 with principal and interest payable monthly.

                A summary of other debt as of June 30, 2005 is as follows:

Lender	Facility Amount	Interest Rate	Maturity	June 30, 2005 Balance	June 30, 2004 Balance

Private Placement	$ 185,000	9.25%	November 2004	$ -	$ 185,000
Seller Financed	106,000	6.00%	October 2005	61,742	-
Individual	25,000	9.25%	November 2004	-	25,000

                All debt is due within the next 12 months.

F - Income Taxes

                The income tax provision for fiscal 2005 and 2004 is as follows:

	2005	2004

Income tax provision
Current	$32,970	$88,706
Deferred	-	-

	$32,970	$-

G - Capital Stock

                In February 2005, $185,000 of Auto Underwriters’ convertible notes were converted into 185,000 shares of common stock at $1 per share.

                In June 2005, Auto Underwriters issued additional 185,000 shares of common stock for the conversion of debt issued during February 2005 as a result of the board of director’s decision to adjust the conversion price to $.50 per share. These shares were recorded at fair value of $92,500.

                In June 2005, Auto Underwriters issued 240,000 shares of common stock to an individual to retire certain accounts payable valued at $120,000.

                In June 2005, Auto Underwriters issued a total of 3,155,000 shares of common stock to several officers and employees for their efforts in developing Auto Underwriters’ business operations. These shares were recorded at fair value of $1,577,500.

                In June 2005, Auto Underwriters issued 55,000 shares of common stock to an individual in connection with the purchase of certain fixed assets from Paaco Automotive Group, L.P. These shares were recorded at fair value of $27,500.

H - Stock Options

                On March 20, 2004, Auto Underwriters’ board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which was approved by the shareholders at 2004 annual meeting.  The purpose of the 2004 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors and to provide an additional incentive for such persons to exert maximum efforts for Auto Underwriters’ success and its affiliates by encouraging stock ownership.  The maximum number of shares of common stock with respect to which awards may be presently granted pursuant to the 2004 Plan is 450,000 shares.  Shares issuable under the 2004 Plan may be either treasury shares or authorized but unissued shares.  The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in Auto Underwriters’ capitalization.

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

                Options granted under the 2004 Plan do not have a vesting period, are exercisable for 10 years from the date of grant, do not provide for a “cashless exercise” option, and provide for an exercise price equal to the fair market value of the stock on the date of grant.

                In June 2005, Auto Underwriters granted 50,000 options at $0.50 per share exercise price to one of its employees for her efforts in developing Auto Underwriters’ business operations. These options were all exercisable at June 30, 2005.

                As of June 30, 2005, there were 400,000 remaining shares available for issuance under the 2004 Stock Option Plan.

                Summary information regarding options is as follows:

	Options	Weighted Average Exercise Price

Outstanding at June 30, 2004	-	$-

Year ended June 30, 2005:	-	-
Granted	50,000	0.50

Outstanding at June 30, 2005	50,000	$0.50

I - Leases

                Auto Underwriters leases its used car sales and reconditioning facilities, payment centers, office facilities and equipment under various non cancelable operating leases.  As of June 30, 2005, the aggregate rental payments due under such operating leases with remaining lease terms in excess of one year were as follows:

Years Ending June 30,	Amount

2006	$272,406
2007	123,810
2008	123,810
2009	45,368
Thereafter	-

$565,394

                For fiscal 2005 and 2004, rent expense for all operating leases amounted to $296,267 and $126,369, respectively.

J - Related Party Transactions

                Advances from related parties during fiscal June 30, 2005 and 2004 were $90,994 and $489,464, respectively, and represent unsecured, non-interest bearing funds advanced to Auto Underwriters by Gateway Credit Holdings, Inc (“Gateway”), co-owned by Auto Underwriters’ president and EPIC Financial Services, Inc. (“EPIC”), co-owned by Auto Underwriters’ vice president to fund working capital for operations.  Both EPIC and Gateway has a common officer and shareholder with Auto Underwriters.

                Auto Underwriters had an informal license agreement with Gateway to pay $150 per funded contract for use of Gateway’s computer systems and software in qualifying prospects.  During the years ended June 30, 2005 and 2004, Auto Underwriters paid Gateway $15,450 and $64,350 respectively for the use of software technology used in the credit scoring evaluation process of Auto Underwriter’s underwriting. In June 2005, Auto Underwriters acquired this computer software and certain fixed assets for a nominal price from Gateway.

                In March 2005, Auto Underwriters purchased $378,252 in finance receivables from EPIC Financial Services, LLC (“EPIC”) with a discount of $64,701 using financing from its existing senior line of credit.

                In June 2005, Auto Underwriters issued 1,500,000 shares of its common stock as compensation to two officers.

                Auto Underwriters paid $30,546 to EPIC during fiscal 2005 for Auto Underwriters’ expenses paid by EPIC.  William Kellagher, Auto Underwriters’ vice president and a beneficial owner, owns a 27% membership interest in EPIC.

                Auto Underwrites has an informal verbal agreement with Lawrence E. Gunnels (“Gunnels”), an 8.3% shareholder that provides Auto Underwriters a floor plan for its inventory.  Auto Underwriters purchased approximately 60% of its total cost of goods sold from Gunnels during fiscal 2005.  This floor plan is similar to a consignment agreement.  Auto Underwriters only purchase vehicles upon the sale of each inventory item.  Gunnels provides each vehicle under our floor plan for a cost of $500 per unit.

K - Commitments and Contingencies

                As a consumer finance company, Auto Underwriters is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against Auto Underwriters could take the form of class action complaints by consumers. Auto Underwriters believes that they have taken prudent steps to address the litigation risks associated with Auto Underwriters’ business activities.

                In the opinion of management, the resolution of these types of current matters will not have a material adverse effect on Auto Underwriters’ financial position or results of operations. However, Auto Underwriters cannot provide assurance damages that result in a material adverse effect on its financial position or results of operations will not be imposed in potential future matters. Auto Underwriters accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

L - Supplemental Cash Flow Information

                Supplemental cash flow disclosures for fiscal 2005 and 2004 are as follows:

	2005	2004

Interest paid	$884,546	$393,194
Income tax paid	-	-

Common stock issued to purchase loan portfolio	-	130,000
Common stock issued to purchase fixed assets	27,500	-
Notes issued to purchase fixed assets	106,000	-
Common stock issued to repay accounts payable	120,000	-
Note payable converted into common stock	185,000	325,000