Form 10QSB
period 2005-09-30
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2005-11-21
CIK 726747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
September 30, 2005	0-11582

Auto Underwriters of America, Inc. (Exact name of registrant as specified in its charter)

California	94-2915849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2755 Campus Drive, Suite 155, San Mateo, California
(Address of principal executive offices)

94403
(Zip Code)

(650) 377-4381
(Registrant's telephone number, including area code)

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes [X]  No [  ]

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	November 14, 2005
Common Stock, no par value	6,020,053

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2005	3

	Statements of Operations for the Three Months Ended September 30, 2005 and 2004	4

	Statements of Cash Flows for the Three Months Ended September 30, 2005 and 2004	5

	Notes to Financial Statements	6 – 7

Item 2.	Management’s Discussion and Analysis of Financial Condition	8 – 11

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Default Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Part I. Financial Information

Auto Underwriters of America, Inc.
Balance Sheet
September 30, 2005
(Unaudited)

Assets:
Cash	$161,850
    Finance receivables, net of allowance of $2,642,145
10,595,436
Accounts receivables	1,849,062
Inventory	1,249,921
Prepaid and other assets	72,689
Deferred financing costs	226,525
Property and equipment, net of accumulated depreciation of $29,976	167,822

Total assets	$14,323,305

Liabilities and stockholders’ equity:
Liabilities:
Accounts payable and accrued liabilities	$805,387
Drafts payable and floor plan liabilities	1,428,287
Income taxes payable	121,676
Notes payable	415,990
Advance from related parties	667,867
Deferred sales tax	971,059
Revolving credit facilities	8,631,674

Total liabilities	13,041,940

Commitments and contingencies	-

Stockholders’ equity:
Preferred stock: no par value: 10,000,000 authorized
0 issued or outstanding	-
Common stock: no par value: 100,000,000 authorized
6,020,053 issued and outstanding	5,453,878
Deferred compensation	(40,837)
Retained deficit	(4,131,676)

Total stockholders’ equity	1,281,365

Total liabilities and stockholder’s equity	$14,323,305

See Notes to Financial Statements unaudited.

Auto Underwriters of America, Inc.
Statements of Operations
For the three months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

Revenues:
Sales	$5,490,278	$1,843,263
Interest income	535,949	458,622
Other	185,097	-

Total revenues	6,211,324	2,301,885

Costs and expenses:
Cost of sales	3,526,713	1,093,223
Selling, general and administrative	1,220,188	724,125
Provision for credit losses	1,122,379	370,172
Discount on sales of receivables	78,455	-
Depreciation and amortization	15,804	-
    Interest expense
	289,950	220,231

Total costs and expenses	6,253,489	2,407,751

Loss before income taxes	(42,165)	(105,866)
Provision for income tax benefit (expense)	-	36,000

Net loss	$(42,165)	$(69,866)

Loss per share:
Basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding:
Basic and diluted	6,020,053	2,200,053

See Notes to Financial Statements unaudited.

Auto Underwriters of America, Inc.
Statements of Cash Flows
For the three months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

Operating activities:
Net loss	$(42,165)	$(69,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,804	-
Discount on sale of finance receivables	78,455	8,556
Change in:
Finance receivables	(3,300,472)	615,608
Provision for credit losses	1,122,379	-
Inventory acquired in repossession	917,865	-

Subtotal finance receivables	(1,260,228)	615,608
Deferred financing cost	(39,375)	-
Accounts receivable	(682,332)	6,813
Inventory	(588,569)	(196,526)
Prepaid and other expense	(20,828)	(10,729)
Accounts payable and accrued liabilities	619,994	(680,662)
Deferred sales taxes	201,554	71,477
Income tax payable	-	(36,000)

Net cash used in operating activities	(1,717,690)	(291,329)

Investing activities:
Purchase of property and equipment	(3,564)	-
Sale (purchase) of finance receivables	(170,576)	77,002
Proceeds from sale of finance receivables	1,146,174	-

Net cash provided by investing activities	972,034	77,002

Financing activities:
Proceeds from (repayments to) related party	(1,000)	43,134
Proceeds from revolving credit facilities, net	486,146	153,241
Repayments on other notes payable	(28,252)	(65,142)
Proceeds from convertible debts	382,500	-

Net cash provided by financing activities	839,394	131,233

Increase (decrease) in cash	93,738	(83,094)
Cash at beginning of period	68,112	101,019

Cash at end of period	$161,850	$17,925

Cash paid for:
Interest	$289,950	$220,231
Income tax	-	-

See Notes to Financial Statements unaudited.

Auto Underwriters of America, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Auto Underwriters of America, Inc. ("Auto Underwriters") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Auto Underwriters' Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2005 as reported in the 10-KSB have been omitted.

NOTE 2 – FINANCE RECEIVABLES

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from approximately 12% to 27% per annum and provide for payments over periods ranging from 18 to 60 months. The components of finance receivables as of September 30, 2005 are as follows:

2005

Finance receivables	$13,237,581
Allowance for credit losses	(2,642,145)

Finance receivables, net	$10,595,436

Changes in the finance receivables allowance for credit losses for the three months ended September 30, 2005 are as follows:

2005

Balance at beginning of period	$2,323,089
Provision for credit losses	1,122,379
Net charge offs	(1,721,188)
Net recoveries	917,865

Balance at end of period	$2,642,145

NOTE 3 – REVOLVING CREDIT FACILITIES

Auto Underwriters has a $8,500,000 revolving line of credit (“LOC”) with Oak Rock Financial, LLC, bearing interest at the greater of prime+7% or 13.75% and expires on March 31, 2006.  The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by our President.  At September 30, 2005, the LOC balance outstanding was $8,631,674.

NOTE 4 – CONVERTIBLE DEBTS

During first quarter of fiscal 2006, Auto Underwriters obtained several loans from investors in the amount of $382,500. These loans are unsecured, bear interest at 9.25%, and are due February 28, 2007. These loans are convertible into 255,000 shares of common stock at conversion price of $1.50 per share. Because the conversion prices exceeded the market trading price of Auto Underwriters’ common stock when the loans were issued, a Beneficial Conversion Feature was not created.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Cautionary Statement Regarding Forward-looking Information

    This Form 10-QSB for the quarter ended September 30, 2005 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

   We are still at an early stage in the rollout of our financing programs and retail concept. The primary drivers for future earnings growth will be vehicle unit sales growth from geographic expansion, comparable store sales increases, and interest income from growth in our finance receivable portfolio.  During the next two years, we plan to focus our growth primarily on adding stores to new markets in the state of Texas. In addition, in fiscal 2006 we plan to expand our network of automobile dealers that utilize our financing programs in the states we currently service.  Over the three-year period, we plan to open new used car stores.  We also expect used unit comparable store sales increases, reflecting the multi-year ramp up in sales of newly opened stores as they mature and continued market share gains at stores that have reached mature sales levels. On a combinedbasis, we expect that new store openings and comparable store used unit increases will drive total used unit growth.

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

Results of Operations

   The following table summarizes our results of operations for the three months ended September 30, 2005 and 2004.

Auto Underwriters of America, Inc
(unaudited)

	Three Months Ended September 30,
	2005	2004

Revenues:
Sales	$5,490,278	$$1,843,263
Interest income	535,949	458,622
Other	185,097	-

Total	6,211,324	2,301,885

Costs and expenses:
Cost of sales	3,526,713	1,093,223
Selling, general and admin	1,220,188	724,125
Provision for credit losses	1,122,379	370,172
Discount on sale of loans	78,455	-
Depreciation	15,804	-
Interest expense	289,950	220,231

Total	6,253,489	2,407,751

Pretax loss	$(42,165)	$(105,866)

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Revenues

   Total revenues increased to $6,211,324 for the three month period ending September 30, 2005 compared to the corresponding period ended September 30, 2004 principally as a result of increased unit sales from our automotive specialty retailing operations ($5,490,278) and an increase in interest income due to an increase in the outstanding loan portfolio ($535,949).

Cost of Sales

   Cost of sales as a percentage of automobile and light truck sales was 64.2% or $3,526,713 for the three month period ending September 30, 2005. During the corresponding period ended September 30, 2004, cost of sales as a percentage of automobile and light truck sales was 59.3% or $1,093,223.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased by $496,063 for thethree month period ending September 30, 2005 compared to the corresponding period ended September 30, 2004. This increase was primarily attributable to additional staffing, increased general operating expenses and the opening of automotive retailing facilities.

Interest Expense

    Interest expense increased to $289,950 for the three month period ending September 30, 2005 as compared to $220,231 for the corresponding period ended September 30, 2004.  The increase in interest expense was primarily due to the increase in borrowings from a line of credit as we financed our increase in the receivable base through the purchase of loan portfolios and loan originations from our direct and indirect lending operations.

Liquidity and Capital Resources

   The following table summarizes our liquidity and capital resources for the three months ended September 30, 2005 and 2004.

Auto Underwriters of America, Inc
(unaudited)

	Three Months Ended September 30,
	2005	2004

Operating activities:
Net income (loss)	$(42,165)	$(69,866)

Depreciation and amortization	15,804	-
Discount on sale of loans	78,455	8,556
Changes in finance receivables, net:	(1,260,228)	615,608
Changes in operating assets and liabilities:	(509,556)	(845,627)

Net cash used in operating activities	(1,717,690)	(291,329)

Cash provided by investing activities:	972,034	77,002
Cash provided by financing activities:	839,394	131,233

Increase (decrease) in cash	$93,738	$(83,094)

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

   We believe that borrowings available under the line of credit as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt, or the sale of additional securities, will be sufficient to meet our short-term funding needs.

Critical Accounting Policies

   The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from our estimates.  We believe the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of our allowance for credit losses.  Below is a discussion of our accounting policy concerning such allowance.  Other accounting policies are disclosed in the footnotes of our consolidated financial statements which are included in our annual report on Form 10-KSB for the year ended June 30, 2005.

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

Item 3.  Controls and Procedures

   Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of several adjustments required by our auditors predominantly in the areas of inventory, debt and equity.  Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to the capitalization of the financing costs for convertible debt and adjustment on the value of vehicle inventory at lower of cost or market.  Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Interim Report on Form 10-QSB.  We are in the process of improving our internal controls in an effort to remediate these deficiencies through the following efforts: 1) employing a new CFO who is a CPA with public company and operational experience, 2) implementing better controls and procedures over debt valuation, expense recognition and stock and stock option issuances, and 3) improving supervision and training of our accounting staff.  We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies.  Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

PART II.                OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2005, we issued the following securities in private transactions pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder:

Purchaser and Recipient of Securities	Date	Terms of Exercise if Convertible	Title of Security	Number Sold or Granted	Consideration Received

Group of Accredited Investors	9/13/05(1)	$1.50	Convertible Notes	382,500(1)	382,500(1)

(1)  On September 13, 2005, we sold $162,500 in unsecured convertible promissory notes to a limited number of accredited investors.  The notes bear interest at 9.25% per annum, mature on February 28, 2007 and are convertible into our common stock at $1.50 per share.  Brookstreet Securities Corporation, a NASD-licensed broker-dealer served as placement agent and received sales commissions and expense allowances aggregating 15% of the gross proceeds received by us.  In addition, as disclosed in Note 4 to our unaudited interim financial statements, as of September 30, 2005, we had received an additional $220,000 in escrow for the purchase of additional promissory notes.  Therefore, as of September 30, 2005, we had sold a total of $382,500 in unsecured convertible promissory notes.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auto Underwriters of America, Inc.

By: /s/ Dean Antonis
Dean Antonis
President and Treasurer (Principal Executive, Financial and Accounting Officer)

Dated:   November 21, 2005