Form 10KSB/A
period 2005-06-30
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2006-03-15
CIK 726747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A
(Amendment No. 1)

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

This Form 10-KSB/A consists of 4 pages.                                                    The Exhibit Index begins on page 3.

EXPLANATORY NOTE

                This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends certain portions of the Annual Report on Form 10-KSB of Auto Underwriters of America, Inc. for the fiscal year ended June 30, 2005 as filed with the Securities and Exchange Commission on October 12, 2005 (the “Original Filing”).  We have amended Item 8a to include management’s conclusion regarding the effectiveness of our disclosure controls and procedures as required by Item 307 of Regulation S-B, and have included as exhibits updated certifications from our principal executive and financial officer.

                This Amendment contains only the sections and exhibits to the original filing which are being amended and restated, and those unaffected parts or exhibits are not included herein.  This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with our other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

Item 8a.  Controls and Procedures

                We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure.

                As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005.  Based upon that evaluation and the material weakness described below, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this annual report on Form 10-KSB, our disclosure controls and procedures were not adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  We identified a deficiency that existed in the design or operation of our internal control over financial reporting that we consider to be “material weakness.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

                The deficiency in our internal control related to valuation of shares issued for services and interest expense.  The related audit adjustment has been appropriately recorded in our Form 10-KSB.  We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff.  This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures.

                Except as otherwise noted above, there has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 13.  Exhibits

Note:  Item 13 in the Original Filing is unchanged except for the filing of updated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

AUTO UNDERWRITERS OF AMERICA, INC.

Date: March 15, 2006	By: /s/ DEAN ANTONIS
Dean Antonis
President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEAN ANTONIS	President, Treasurer and Director (Principal	March 15, 2006
Dean Antonis	Executive, Financial and Accounting Officer)

/s/ WILLIAM KELLAGHER	Executive Vice President and Director	March 15, 2006
William Kellagher

/s/ DIVINA VIRAY	Secretary and Director	March 15, 2006
Divina Viray

/s/ ROBERT VAUGHAN	Director	March 15, 2006
Robert Vaughan

4