Form 10QSB
period 2005-12-31
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2006-03-22
CIK 726747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
December 31, 2005	0-11582
Auto Underwriters of America, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2915849 (I.R.S. Employer Identification No.)
2755 Campus Drive, Suite 155, San Mateo, California
(Address of principal executive offices)
94403
(Zip Code)
(650) 377-4381
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 22, 2006
Common Stock, no par value	6,018,570

AUTO UNDERWRITERS OF AMERICA, INC.

Part I. Financial Information
Item 1. Financial Statements
Auto Underwriters of America, Inc.
Balance Sheets
(Unaudited)

	December 31, 2005	June 30, 2005
Assets:
Cash and cash equivalents	$15,403	$68,112
Finance receivables, net of allowance $2,533,923 and $2,323,089, respectively	9,386,876	10,322,936
Other receivables	1,352,727	1,166,730
Fixed assets, net of accumulated depreciation $39,866 and $16,360, respectively	157,932	177,874
Inventory	1,126,703	661,352
Prepaid and other assets	75,236	51,861
Deferred financing cost	292,192	—

Total assets	$12,407,069	$12,448,865

Liabilities and stockholders’ equity (deficit):

Accounts payable and accrued liabilities	$775,977	$777,469
Funding payable	959,917	769,886
Income taxes payable	—	121,676
Convertible notes payable	998,490	61,742
Senior debts — revolving line of credit	8,492,131	8,145,528
Deferred sales tax	877,380	732,420
Advances from related parties	668,467	668,867

Total liabilities	12,772,362	11,277,588

Commitments and contingencies	—	—

Stockholders’ equity/(deficit):
Preferred stock: no par value: 10,000,000 authorized None issued or outstanding	—	—
Common stock: no par value: 100,000,000 authorized Issued and outstanding: 6,018,570 and 6,020,053 respectively	5,711,654	5,453,878
Deferred compensation	—	(230,175)
Retained deficit	(6,076,947)	(4,052,426)

Total stockholders’ equity/(deficit)	(365,293)	1,171,277

Total liabilities and stockholders’ equity/(deficit)	$12,407,069	$12,448,865

Auto Underwriters of America, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues:
Sales	$1,768,682	$2,497,811	$7,258,960	$4,341,074
Interest income	532,647	411,999	1,068,596	870,621
Other	69,034	—	254,131	—

	2,370,363	2,909,810	8,581,687	5,211,695

Costs and expenses:
Cost of sales	1,863,788	1,449,626	5,390,502	2,509,028
Selling, general and administrative	792,753	856,152	2,012,941	1,580,275
Provision for credit losses	1,359,447	461,056	2,481,826	831,228
Discount on sales of receivables	5,289	—	83,744	33,823
Interest expense	324,847	223,798	614,796	444,029
Depreciation and amortization	91,185	5,774	106,989	5,774

	4,437,309	2,996,406	10,690,798	5,404,157

Loss before income taxes	(2,066,946)	(86,596)	(2,109,111)	(192,462)

Provision for income tax benefit	121,676	29,500	121,676	65,500

Net loss	$(1,945,270)	$(57,096)	$(1,987,435)	$(126,962)

Basic and diluted net loss per share	$(0.32)	$(0.03)	$(0.33)	$(0.06)

Weighted average shares outstanding	6,020,021	2,200,053	6,020,037	2,200,053

Auto Underwriters of America, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Operating activities:
Net Loss	$(1,987,435)	$(126,962)

Adjustments to reconcile net loss from continuing operations to net cash used in provided by operating activities:
Stock compensation expense	20,000	—
Depreciation and amortization	106,989	5,774
Discount on sale of finance receivables	83,744	33,823
Changes in finance receivables, net:
Finance receivable	(3,465,895)	(1,759,304)
Provision for credit losses	2,481,826	831,228
Inventory acquired in repossession	1,771,860	1,414,547

Subtotal finance receivables	787,791	486,471
Changes in operating assets and liabilities:
Deferred financing cost	(145,500)	—
Other receivables	(185,997)	(763,306)
Inventory	(465,351)	(902,566)
Prepaid and other assets	(23,375)	(18,594)
Accounts payable and accrued liabilities	426,315	(41,306)
Income tax payable	(121,676)	(65,500)
Deferred sales tax	107,873	131,559

Net cash used in operating activities	(1,396,622)	(1,260,607)

Investing activities:
Purchase of property and equipment	(3,564)	—
Proceeds from sale of finance receivables	—	1,315,085
Purchase of loan portfolio	64,526	—

Net cash provided by investing activities	60,962	1,315,085

Financing activities:
Repayments of other debt	(33,252)	(41,959)
Proceeds from convertible note payable	970,000	—
Borrowings under senior credit facility, net	346,603	(122,169)
Advances from related parties, net	(400)	94,403

Net cash (used in) provided by financing activities	1,282,951	(69,725)

Decrease in cash and cash equivalents	(52,709)	(15,247)
Cash at beginning of period	68,112	101,019

Cash at end of period	$15,403	$85,772

Cash paid for:
Income tax	$—	$—
Interest	597,314	444,029

Non-cash transaction:
Shares issued for accounts payable	237,776	—

Auto Underwriters of America, Inc.
Notes to Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim financial statements of Auto Underwriters of America, Inc. (“Auto Underwriters”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Auto Underwriters’ Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the 10-KSB have been omitted.
NOTE 2 — FINANCE RECEIVABLES
Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from approximately 12% to 27% per annum and provide for payments over periods ranging from 18 to 60 months. The components of finance receivables as of December 31, 2005 and June 30, 2005 are as follows:

	December 31,	June 30,
	2005	2005
Finance receivables	$11,920,799	$12,646,025
Allowance for credit losses	(2,533,923)	(2,323,089)

	$9,386,876	$10,322,936

Changes in the finance receivables allowance for credit losses for the six months ended December 31, 2005 and 2004 are as follows:

	Six Months Ended
	December 31,
	2005	2004
Balance at beginning of period	$2,323,089	$2,007,982
Provision for credit losses	2,481,826	831,228
Net charge offs	(4,042,852)	(2,620,382)
Net recoveries	1,771,860	1,414,547

Balance at end of period	$2,533,923	$1,633,375

NOTE 3 — REVOLVING CREDIT FACILITIES
Auto Underwriters has a $8,500,000 revolving line of credit (“LOC”) with Oak Rock Financial, LLC, bearing interest at the greater of prime+7% or 13.75% and expires on March 31, 2006. The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by our President. At December 31, 2005, the LOC balance outstanding was $8,492,131.

NOTE 4 — CONVERTIBLE NOTES PAYABLE
During the first six months of fiscal 2006, Auto Underwriters borrowed $970,000 from several investors. These loans are unsecured, bear interest at 9.25%, and are due February 28, 2007. These loans are convertible into 646,667 shares of common stock at conversion price of $1.50 per share. Auto Underwriters analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Auto Underwriters determined the convertible notes were conventional and met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for these convertible notes payable. Auto Underwriters also analyzed these instruments for Beneficial Conversion Feature under EITF 98-5 and EITF 00-27. Because the conversion prices exceed the market trading price of Auto Underwriters’ common stock when the loans were issued, a Beneficial Conversion Feature was not created.
NOTE 5 — COMMON STOCK
During the six months ended December 31, 2005:
-	Auto Underwriters issued 40,000 shares of its common stock to one consultant for his services. These shares were recorded at fair value of $20,000.

-	300,000 shares of Auto Underwriters’ common stock previously issued to a consultant were cancelled.

-	Auto Underwriter issued 150,000 shares of its common stock to an individual to repay the payable in the amount of $75,000. These shares were recorded at fair value of $225,000.

-	Auto Underwriter issued 108,517 shares of its common stock to two individuals in connection with purchase of finance receivables. These shares were recorded at fair value of $162,776.
NOTE 6 — SUBSEQUENT EVENTS
On January 31, 2006, Auto Underwriters of America issued and sold $20,000 in unsecured convertible promissory notes in a private placement to a limited number of accredited investors. The notes bear interest at the rate of 9.25 % per annum, payable semi-annually on February 28, 2006, August 31, 2006 and February 28, 2007. The notes will mature on February 28, 2007 and the unpaid principle balance due on the notes is convertible at the option of the holder into the Company’s common stock at $1.50 per share. Interest due on the notes is not convertible and must be paid in cash. The Company paid the placement agent a sales commission 8%, an investment banking and marketable fee of 2% and a nonaccountable expense allowance of 5% of the gross proceeds of $20,000. This was the final closing of the Company’s private placement of unsecured convertible promissory notes and total gross proceeds including proceeds from the sale of the convertible notes identified in Note 4 above, was $990,000.
Between February 21, 2006 and March 7, 2006, Auto Underwriters issued and sold an aggregate of 10 units of the Company’s securities (the “Units”) pursuant to a private placement to a limited number of accredited investors. The Units were sold at a price of $100,000 per Unit, with each Unit consisting of one six month secured 10% promissory note and one warrant to purchase 20,000 shares of the Company’s common stock, exercisable for a period of five years, at an exercise price of $1.50 per share. The offer and sales were conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer and received a sales commission of 7%, and investment banking and marketing fee of 2%, and a nonaccountable expense allowance of 2% of the gross proceeds of $1,000,000. For every Unit sold, the managing dealer also received a warrant to purchase 5,000 shares of the Company’s common stock, exercisable for a period of 5 years at $1.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.
Cautionary Statement Regarding Forward-looking Information
     This Form 10-QSB for the quarter ended December 31, 2005 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:
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
     During the three month period ended December 31, 2005, many of our customers and our Company were affected by macroeconomic factors which had a decidedly negative effect on our results for the period. These factors consisted of: a) the impact of rising energy prices which peaked during the period placing a strain on our customers’ ability to meet all of their financial obligations and created a difficult environment for vehicle sales; b) hurricane Rita created significant disruptions to our customers’ lives, as many people were affected and businesses were shut down for various periods of time; and c) hurricane Rita and Katrina created a relatively tight supply of vehicle inventory. We expect some lingering effects of the hurricanes on sales and supply of vehicle inventory in our next quarter.
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
Results of Operations
     The following table summarizes our results of operations for the three and six months ended December 31 2005 and 2004.

	Auto Underwriters of America, Inc
	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues:
Sales	$1,768,682	$2,497,811	$7,258,960	$4,341,074
Interest income	532,647	411,999	1,068,596	870,621
Other	69,034	—	254,131	—

	2,370,363	2,909,810	8,581,687	5,211,695

Costs and expenses:
Cost of sales	1,863,788	1,449,626	5,390,502	2,542,851
Selling, general and administrative	792,753	856,152	2,012,941	1,580,275
Provision for credit losses	1,359,447	461,056	2,481,826	831,228
Discount on sale of loans	5,289	—	83,744	—
Interest expense	324,847	223,798	614,796	444,029
Depreciation and amortization	91,185	5,774	106,989	5,774

	4,437,309	2,996,406	10,690,798	5,404,157

Loss before income taxes	$(2,066,946)	$(86,596)	$(2,109,111)	$(192,462)

Three months ended December 31, 2005 compared to the three months ended December 31, 2004
Revenues
     Total revenues decreased $539,447 for the three month period ended December 31, 2005 compared to the corresponding prior period. Revenues decreased principally as a result of the significant slow-down in vehicle sales during the period. A couple of factors combined to produce a decidedly negative effect on our sales for the period. These factors consisted of: a) the impact of rising energy prices which peaked during the period placing a strain on our customers’ ability to meet all of their financial obligations and created a difficult environment for vehicle sales, and b) hurricane Rita created significant disruptions to our customers’ lives, as many people were affected and businesses were shut down for various periods of time. We expect some lingering effects of the hurricane on sales, including a tight supply of vehicle inventory.
Cost of Sales
     Cost of sales as a percentage of automobile and light truck sales was 105.4% or $1,863,788 for the three month period ended December 31, 2005 compared to 58.0% or $1,449,626 for the corresponding prior period ended December 31, 2004. Our gross margin percentages were negatively affected during the period by short-term supply shortages brought on by Hurricanes Katrina and Rita, which contributed to the significant slow-down in new car sales in the Houston area which provide a source of trade-ins, increased vehicle repair expenses, and by increased fuel costs. We expect our gross margin to be negatively affected because of used vehicle supply shortages to linger through the next period.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased by $63,399 for the three month period ended December 31, 2005 compared to the corresponding prior period. This decrease was primarily attributable to decreased general operating expenses. Selling, general and administrative expenses as a percentage of total income was 33.4% for the three month period ending December 31, 2005 compared to 29.4% for the same corresponding prior period.
Interest Expense
     Interest expense increased to $324,847 for the three month period ended December 31, 2005 as compared to $223,798 for the corresponding prior period. The indebtedness as of December 31, 2005 increased to $8,492,131 compared to $6,363,089 as of December 31, 2004. The increase in interest expense was primarily due to the increase in borrowings from a line of credit as we financed our increase in the receivable base through the purchase of a loan portfolio and loan originations from our direct and indirect lending operations.
Six months ended December 31, 2005 compared to the six months ended December 31, 2004
Revenues
     Total revenues increased to $8,581,687 for the six month period ended December 31, 2005 compared to $5,211,695 for the corresponding prior period principally as a result of increase unit sales from our automotive specialty retailing operations during the first three months of the period and an increase in interest income due to an increase in the outstanding loan portfolio .
     Cost of sales as a percentage of automobile and light truck sales was 74.3% or $5,390,502 for the six month period ended December 31, 2005. During the corresponding period ended December 31, 2004, cost of sales as a percentage of automobile and light truck sales was 57.8% or $2,509,028. Our gross margin percentages were negatively affected during the last three months of the period by short-term supply shortages brought on by Hurricanes Katrina and Rita, which contributed to the significant slow-down in new car sales in the Houston area which provide a source of trade-ins, increased vehicle repair expenses, and by increased fuel costs. We expect our gross margin to be negatively affected because of used vehicle supply shortages to linger through the next quarter.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $432,666 for the six month period ended December 31, 2005 compared to the corresponding period ended December 31, 2004. This increase was primarily attributable to additional staffing, increased general operating expenses and the opening of automotive retailing facilities.
Interest Expense
     Interest expense increased to $614,796 for the six month period ended December 31, 2005 as compared to $444,029 for the corresponding period ended December 31, 2004. The increase in interest expense was primarily due to the increase in borrowings from a line of credit as we financed our increase in the receivable base through the purchase of loan portfolios and loan originations from our direct and indirect lending operations.
Liquidity and Capital Resources
The following table summarizes our liquidity and capital resources for the six months ended December 31, 2005 and 2004.

	Six Months Ended
	December 31,
	2005	2004
Operating activities:
Net income (loss)	$(1,987,435)	$(126,962)

Stock compensation expense	20,000
Depreciation and amortization	106,989	5,774
Discount on sale of loans	83,744	33,823
Changes in finance receivables, net:	787,791	486,471
Changes in operating assets and liabilities:	(407,711)	(1,659,713)

Net cash used in operating activities	(1,396,622)	(1,260,607)

Cash provided by investing activities:	60,962	1,315,085
Cash provided by financing activities:	1,282,951	(69,725)

Increase (decrease) in cash	$(52,709)	$(15,247)
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
          As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and for the reason described below, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this quarterly report on Form 10-QSB, our disclosure controls and procedures were not effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. In connection with the delay in filing our Form 10-QSB, we identified the following issue: As a result of converting our account servicing and accounting system to a new software platform and not having sufficient accounting staff trained on the new software, we were not able to timely prepare our financial statements and file our Form 10-QSB. We are in process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures.
          Except as otherwise noted above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Not Applicable
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 30, 2005, we issued a total of 298,517 shares of common stock to three investors in separate private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended. The transactions are as follows: (i) we issued 40,000 shares of common stock to our former chief financial officer as partial payment for services; (ii) we issued 150,000 shares of common stock to Lawrence Gunnels, an individual who provides us with a floor plan for our automobile inventory, in consideration for the settlement of approximately $75,000 owed to Mr. Gunnels; and (iii) we issued 108,517 shares of common stock to an unaffiliated third party automobile dealer in consideration for the purchase of certain finance receivables and other assets valued at approximately $66,000.
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

Dated: March 22, 2006