Form 10QSB
period 2006-03-31
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2006-05-15
CIK 726747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
March 31, 2006	0-11582
Auto Underwriters of America, Inc.
(Exact name of registrant as specified in its charter)

California	94-2915849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2755 Campus Drive, Suite 155, San Mateo, California
(Address of principal executive offices)
94403
(Zip Code)
(650) 377-4381
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	May 15, 2006
Common Stock, no par value	6,018,570

AUTO UNDERWRITERS OF AMERICA, INC.

Part I. Financial Information
Item 1. Financial Statements
Auto Underwriters of America, Inc.
Balance Sheets
(Unaudited)

	March 31, 2006	June 30, 2005
Assets:
Cash and cash equivalents	$19,810	$68,112
Finance receivables, net of allowance $2,380,906 and $2,323,089, respectively	9,440,802	10,322,936
Other receivables	1,210,196	1,166,730
Inventory	1,004,406	661,352
Fixed assets, net of accumulated depreciation $33,668 and $16,360, respectively	148,042	177,874
Prepaid and other assets	80,757	51,861
Deferred financing costs	348,794	—

	$12,252,807	$12,448,865

Liabilities and stockholders’ equity/(deficit):
Accounts payable and accrued liabilities	$868,375	$777,469
Funding payable	—	769,886
Income taxes payable	—	121,676
Short term debt	2,000,452	61,742
Senior debts – revolving line of credit	8,779,329	8,145,528
Deferred sales tax	842,905	732,420
Advances from related parties	675,832	668.867

	13,166,893	11,277,588

Commitments and contingencies	—	—

Stockholders’ equity/(deficit):
Preferred stock: no par value: 10,000,000 authorized, none issued or outstanding	—	—
Common stock: no par value: 100,000,000 authorized, issued and outstanding: 6,018,570 and 6,020,053, respectively	5,758,220	5,453,878
Deferred compensation	—	(230,175)
Retained deficit	(6,672,306)	(4,052,426)

Total stockholders’ equity/(deficit)	(914,086)	1,171,277

Total liabilities and stockholders’ equity/(deficit)	$12,252,807	$12,448,865

Auto Underwriters of America, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Sales	$2,814,314	$4,446,818	$10,073,274	$8,787,892
Interest income	480,703	409,819	1,549,299	1,280,440
Other	47,912	—	302,043	—

	3,342,929	4,856,637	11,924,616	10,068,332

Costs and expenses:
Cost of sales	1,863,911	2,704,700	7,254,413	5,247,552
Selling, general and administrative	979,359	1,001,910	2,870,622	2,499,622
Provision for credit losses	752,916	475,396	3,234,742	1,306,624
Discount on sales of receivables	—	—	83,744	48,740
Interest expense	372,219	196,529	987,015	674,381
Depreciation and amortization	91,560	5,806	198,549	11,580

	4,059,965	4,384,341	14,629,085	9,788,499

Income/(loss) before income taxes	(717,036)	472,296	(2,704,469)	279,833

Provision for income tax (income tax benefit)	—	160,500	(121,676)	95,000

Net income/(loss)	$(717,036)	$311,796	$(2,582,793)	$184,833

Basic and diluted net income/(loss) per share:	$(0.12)	$0.14	$(0.43)	$0.08

Weighted average shares outstanding:	6,020,053	2,306,942	6,019,555	2,235,162

Auto Underwriters of America, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Operating activities:
Net income/(loss)	$(2,582,793)	$184,833

Adjustments to reconcile net income(loss) to net cash (used in) operating activities:
Stock compensation expense	20,000	—
Depreciation and amortization	198,549	11,580
Discount on sale of finance receivables	83,744	48,740
Imputed interest	30,256	—
Changes in finance receivables, net:
Finance receivable	(4,134,310)	(5,209,636)
Provision for credit losses	3,234,742	1,306,624
Inventory acquired in repossession	1,633,432	2,147,940

Subtotal finance receivables	733,864	(1,755,072)
Changes in operating assets and liabilities:
Deferred financing cost	(283,500)
Other receivables	(43,466)	(528,488)
Inventory	(343,054)	(1,115,327)
Prepaid and other assets	(28,896)	(21,594)
Accounts payable and accrued liabilities	328,682	239,724
Income tax payable	(121,676)	95,000
Funding payable	(769,886)	(59,107)
Deferred sales tax	73,398	212,016

Net cash used in operating activities	(2,704,778)	(2,687,695)

Investing activities:
Purchase of property and equipment	(3,564)	—
Proceeds from sale of finance receivables	64,526	1,961,140

Net cash (used in) provided by investing activities	60,962	1,961,140

Financing activities:
Repayments of other debt, net	(35,252)	(66,857)
Proceeds from convertible note payable	990,000	—
Proceeds from secured notes payable	1,000,000	—
Borrowings under senior credit facility, net	633,801	638,399
Advances from related parties, net	6,965	88,946

Net cash provided by financing activities	2,595,514	660,488

Decrease in cash and cash equivalents	(48,302)	(66,067)
Cash at: Beginning of period	68,112	101,019

Cash at: End of period	$19,810	$34,952

Cash paid for:
Income tax
Interest	934,775	674,381

Non-cash transaction:
Shares issued for accounts payable	75,000	—
Discount on notes payable	16,310	—
Shares issued to purchase receivables	162,776	—

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
NOTE 2 – FINANCE RECEIVABLES
Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from approximately 12% to 27% per annum and provide for payments over periods ranging from 18 to 48 months. The components of finance receivables as of March 31, 2006 and June 30, 2005 are as follows:

	March 31,	June 30,
	2006	2005
Finance receivables	$11,821,708	$12,646,025
Allowance for credit losses	(2,380,906)	(2,323,089)

	$9,440,802	$10,322,936

Changes in the finance receivables allowance for credit losses for the nine months ended March 31, 2006 and 2005 are as follows:

	Nine Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$2,323,089	$2,007,982
Provision for credit losses	3,234,742	1,306,624
Net charge offs	(4,810,357)	(3,471,482)
Net recoveries	1,633,432	2,147,940

Balance at end of period	$2,380,906	$2,055,765

NOTE 3 – REVOLVING CREDIT FACILITIES
Auto Underwriters has a $9,000,000 revolving line of credit (“LOC”) with Oak Rock Financial, LLC, bearing interest at the greater of prime+7% or 14.75% and expires on March 31, 2007. The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by our President. At March 31, 2006, the LOC balance outstanding was $8,779,329.

NOTE 4 – SHORT TERM DEBTS
During the first nine months of fiscal 2006, Auto Underwriters borrowed $990,000 from several investors. These loans are unsecured, bear interest at 9.25%, and are due February 28, 2007. These loans are convertible into 660,000 shares of common stock at conversion price of $1.50 per share. Auto Underwriters also borrowed $1,000,000 from several investors. These loans are secured by the Company’s inventory, bear interest at 10%, and are due September 1, 2006. Auto Underwriters analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Auto Underwriters determined the convertible notes were conventional and the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for these instruments. Auto Underwriters also analyzed these instruments for Beneficial Conversion Feature under EITF 98-5 and EITF 00-27. Because the conversion price exceeds the market trading price of Auto Underwriters’ common stock when the loans were issued, a Beneficial Conversion Feature was not created.
NOTE 5 – EQUITY
During the nine months ended March 31, 2006:
–	Auto Underwriters issued 40,000 shares of its common stock to one consultant for his services. These shares were recorded at fair value of $20,000.

–	300,000 shares of Auto Underwriters’ common stock previously issued to a consultant were cancelled.

–	Auto Underwriters issued 150,000 shares of its common stock to an individual to repay the payable in the amount of $75,000. These shares were recorded at fair value of $225,000.

–	Auto Underwriter issued 108,517 shares of its common stock to two individuals in connection with purchase of finance receivables. These shares were recorded at fair value of $162,776.

–	Auto Underwriters granted 250,000 units of five year warrants to the investors and broker from the $1,000,000 financing to purchase the Company’s common stock at $1.50 per share, these warrants have a relative fair value of $16,310.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.
Cautionary Statement Regarding Forward-looking Information
This Form 10-QSB for the quarter ended March 31, 2006 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:
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
During the nine month period ended March 31, 2006, many of our customers and our Company were affected by macroeconomic factors which had a decidedly negative effect on our results for the period. These factors consisted of: a) the impact of rising energy prices which peaked during the period placing a strain on our customers’ ability to meet all of their financial obligations and created a difficult environment for vehicle sales; b) hurricane Rita created significant disruptions to our customers’ lives, as many people were affected and businesses were shut down for various periods of time; and c) hurricane Rita and Katrina created a relatively tight supply of vehicle inventory. We expect some lingering effects of the hurricanes on sales and supply of vehicle inventory in our next quarter.
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
We are still at an early stage in the rollout of our financing programs and retail concept. The primary drivers for future earnings growth will be vehicle unit sales growth from geographic expansion, comparable store sales increases, and interest income from growth in our finance receivable portfolio. During the next two years, we plan to focus our growth primarily on adding stores to new markets in the state of Texas. In addition, in fiscal 2007 we plan to expand our network of automobile dealers that utilize our financing programs in the states we currently service. Over the three-year period, we plan to open new used car stores. We also expect used unit comparable store sales increases, reflecting the multi-year ramp up in sales of newly opened stores as they mature and continued market share gains at stores that have reached mature sales levels. On a combined basis, we expect that new store openings and comparable store used unit increases will drive total used unit growth.
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

Results of Operations
     The following table summarizes our results of operations for the three and nine months ended March 31, 2006 and 2005.

	Auto Underwriters of America, Inc
	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Sales	$2,814,314	$4,446,818	$10,073,274	$8,787,892
Interest income	480,703	409,819	1,549,299	1,280,440
Other	47,912	—	302,043	—

	3,342,929	4,856,637	11,924,616	10,068,332

Costs and expenses:
Cost of sales	1,863,911	2,704,700	7,254,413	5,247,552
Selling, general and administrative	979,359	1,001,910	2,870,622	2,548,362
Provision for credit losses	752,916	475,396	3,234,742	1,306,624
Discount on sale of loans	—	—	83,744	—
Interest expense	372,219	196,529	987,015	674,381
Depreciation and amortization	91,560	5,806	198,549	11,580

	4,059,965	4,384,341	14,629,085	9,788,499

Income/(loss) before income taxes	$(717,036)	$472,296	$(2,704,469)	$279,833
Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Revenues
Total revenues decreased $1,513,708 for the three month period ended March 31, 2006 compared to the corresponding prior period. Revenues decreased principally as a result of the significant slow-down in vehicle sales during the period. A couple of factors combined to produce a decidedly negative effect on our sales for the period. These factors consisted of: a) the impact of rising energy prices which placed a strain on our customers’ ability to meet all of their financial obligations and created a difficult environment for vehicle sales, and b) hurricane Rita created significant disruptions to our customers’ lives, as many people were negatively affected. We expect some lingering effects of the hurricane on sales, including a tight supply of vehicle inventory.
Cost of Sales
Cost of sales as a percentage of automobile and light truck sales was 66.2% or $1,863,911 for the three month period ended March 31, 2006 compared to 60.8% or $2,704,700 for the corresponding prior period ended March 31, 2005. Our gross margin percentages were negatively affected during the period by short-term supply shortages brought on by Hurricanes Katrina and Rita, which contributed to the significant slow-down in new car sales in the Houston area which provide a source of trade-ins, increased vehicle repair expenses, and by increased fuel costs. We expect our gross margin to be negatively affected because of used vehicle supply shortages to linger through the next period.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased by $22,551 for the three month period ended March 31, 2006 compared to the corresponding prior period. This decrease was primarily attributable to decreased general operating expenses. Selling, general and administrative expenses as a percentage of total income was 29.3% for the three month period ending March 31, 2006 compared to 20.6% for the same corresponding prior period.
Interest Expense
     Interest expense increased to $372,219 for the three month period ended March 31, 2006 as compared to $196,529 for the corresponding prior period. The indebtedness from our senior credit facility as of March 31, 2006 increased to $8,779,329 compared to $7,437,207 as of March 31, 2005. The increase in interest expense was primarily due to the increase in the prime lending rate and due to an increase in borrowings from a line of credit as we finance our operations and increase the receivable base through the purchase of a loan portfolio and loan originations from our direct and indirect lending operations.

Nine months ended March 31, 2006 compared to the nine months ended March 31, 2005
Revenues
     Total revenues increased to $11,924,616 for the nine month period ended March 31, 2006 compared to $10,068,332 for the corresponding prior period principally as a result of increase unit sales from our automotive specialty retailing operations during the first three months of the period and an increase in interest income due to an increase in the outstanding loan portfolio .
     Cost of sales as a percentage of automobile and light truck sales was 72.0% or $7,254,413 for the nine month period ended March 31, 2006. During the corresponding period ended March 31, 2005, cost of sales as a percentage of automobile and light truck sales was 59.7% or $5,247,552. Our gross margin percentages were negatively affected during the last six months of the period by short-term supply shortages brought on by Hurricanes Katrina and Rita, which contributed to the significant slow-down in new car sales in the Houston area which provide a source of trade-ins, increased vehicle repair expenses, and by increased fuel costs. We expect our gross margin to be negatively affected because of used vehicle supply shortages to linger through the next quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $371,000 for the nine month period ended March 31, 2006 compared to the corresponding period ended March 31, 2005. This increase was primarily attributable to additional staffing, increased general operating expenses and the opening of automotive retailing facilities during the first three months of the period.
Interest Expense
Interest expense increased to $987,015 for the nine month period ended March 31, 2006 as compared to $674,381 for the corresponding period ended March 31, 2005. The increase in interest expense was primarily due to the increase in the prime lending rate and due to the increase in borrowings from a line of credit as we financed our operations and our increase in the receivable base through the purchase of loan portfolios and loan originations from our direct and indirect lending operations.
Liquidity and Capital Resources
The following table summarizes our liquidity and capital resources for the nine months ended March 31, 2006 and 2005.

	Nine Months Ended
	March 31,
	2006	2005
Operating activities:
Net income (loss)	$(2,582,793)	$184,833

Stock compensation expense	20,000	—
Depreciation and amortization	198,549	11,580
Discount on sale of finance receivables	83,744	48,740
Imputed interest	30,256	—
Changes in finance receivables, net:	733,864	(1,755,072)
Changes in operating assets and liabilities:	(1,188,398)	(1,177,776)

Net cash used in operating activities	(2,704,778)	(2,687,695)

Cash provided by investing activities:	60,962	1,961,140

Cash provided by financing activities:	2,595,514	660,488

Decrease in cash	$(48,302)	$(66,067)

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
As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation and for the reason described below, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this quarterly report on Form 10-QSB, our disclosure controls and procedures were not effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
The deficiencies in our internal control related to the valuation of stock-based compensation, expense recognition and disclosure control deficiencies related to statements of cash flows. The adjustment to stock-based compensation, expense and statements of cash flows disclosure deficiencies were detected in the review process and have been appropriately recorded and disclosed in this Form 10-QSB. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.
Except as otherwise noted above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not Applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not Applicable
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

Dated: May 15, 2006

Exhibit Index
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002