Form 10KSB
period 2006-06-30
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2006-11-15
CIK 726747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: June 30, 2006

Commission File No. 0-11582

AUTO UNDERWRITERS OF AMERICA, INC.
(Exact Name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	94-2915849 (I.R.S. Employer Identification Number)

2670 South White Road, Suite 241
San Jose, CA 95148
(Address of Principal Executive Offices, Including Zip Code)

Registrants Telephone Number, Including Area Code: (408) 270-3587

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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
Yes        No    X

Registrant’s revenues for its most recent fiscal year: $13,991,567.

As of October 12, 2006, the aggregate market value of the common stock held by non-affiliates (all persons other than executive officers, directors and holder’s of 5% or more of the Registrant’s common stock) of the Registrant (2,867,154 shares) was $5,734,308. As of October 12, 2006 there were 6,018,570 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format: Yes ___ No _X_

Documents Incorporated By Reference: None

This Form 10-KSB consists of 40 pages.                                                                                                                                                                              The Exhibit Index begins on page 24.

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

Item 1.  Description of Business

Business Summary

Auto Underwriters of America, Inc. was incorporated in California in July 1981. Our corporate office in California is located at 2670 South White Road, Suite 241, San Jose, California 95148 and our main operations office in Texas is located at 17000 Dallas Parkway, Suite 202, Dallas, Texas 75248.

We began operations in August 1983, under the name Advanced Cellular Technology, Inc. and developed and marketed cellular mobile telephone control units and resold used PBX telecommunications equipment. On December 31, 1990 we suspended operations and remained inactive until December 2002, when we reorganized, instituted new management, effectuated a reverse stock split, adopted our current name, and began our principal operations as a specialty finance company and specialty retailer of used cars and light trucks.

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

Operational Focus and Acquisition Strategy

Our current main line of business is Specialty Retailing and Direct Lending. We focused our operations on the Specialty Retailing and Direct Lending business line during fiscal 2005 and 2006 as compared to indirect lending during fiscal 2003 and the first part of fiscal 2004. The majority of our revenues and related expenditures during fiscal 2006 were generated in selling and financing used vehicles to our non-prime customers as we continue to develop our concept and sales models.

We believe there are significant opportunities to further expand our business through the acquisition of companies in the automotive retailing industry, including other specialty retailing and direct lending companies. Our officers and directors are responsible for identifying, pursuing, and negotiating potential acquisition candidates and integrating acquired operations. It is our goal to integrate acquired companies into our management structure and diversify operations successfully without a significant increase in general and administrative expenses. In addition, future acquisitions should enable us to lower overhead costs through centralized geographical office operations. While we have had preliminary discussions concerning potential acquisition candidates, no definitive agreements have been executed and there can be no assurance that our acquisition strategy will be successful.

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

Collections are a primary focus of management review. Customer accounts are constantly monitored and calls are made to customers two days before the payment is due.  We do not offer a grace period for our customer payments and believe by acting swiftly our loan losses will be less severe.  Each retail lot manager is instrumental in establishing payment expectations with each customer. The customer is advised and signs a disclosure specifying, “Your payment must be paid on time or your vehicle is subject to repossession.” This philosophy is followed throughout our entire business. We repossess between 50 and 70 vehicles per month. Many are voluntary repossessions and others are handled by licensed, insured and bonded repossession agents. To better insure us against loss exposure, we install GPS locating devices on certain vehicles that meet valuation thresholds of over $7,000 in costs. These devices enable the repossession company to locate the car within minutes after the car is assigned for repossession. Most of our repossessed cars are reconditioned at our recondition and maintenance facility and remarketed. Repossessions and trade-ins that cannot be used as retail units are sold at one of the area auctions, sold for cash on one of our retail car lots or through bids solicited from area wholesalers.

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

•
A consumer path allows a consumer to complete an online credit application and receive an instant credit decision, print loan documentation and a list of automobile dealers in the area that we have pre-approved.  The printed loan documentation is intended to be used as evidence of a pre-approved lending arrangement between the consumer and us, thereby making it easier for the consumer to purchase and finance a vehicle.  When the consumer presents the certificate to a participating dealer, the dealer must enter the certificate number into the specified field through the dealer path on the website, as well as enter the required information concerning the vehicle to be purchased and the contract structure.  We then verify that the vehicle information and contract structure are acceptable and gives final approval to the transaction.

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

We purchase contracts from automobile dealers at a price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the amount financed and the creditworthiness of the customer. The contracts we purchase are at discounts that range from 5% to 12% of the original principal amount.  In addition to the discount, we charge the dealer a processing fee of $195 per contract purchased.  As of June 30, 2006, our loan portfolio consists exclusively of contracts purchased with first payment default recourse to the dealer. The dealer also remains liable to us for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Employees

As of June 30, 2006, we had 46 full-time employees.  None of our employees are subject to a collective bargaining agreement, and we consider our employee relations generally to be good.

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

High Leverage.  We are highly leveraged. On June 30, 2006, our total indebtedness was approximately $14,000,355 or 152% of our total assets. A substantial portion of such debt is collateralized by our finance contracts, automobile inventory and certain furniture, fixtures and equipment.  Our substantial leverage could have adverse consequences, including: (i) limiting our ability to obtain additional financing, (ii) requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, (iii) exposing us to interest rate fluctuations due to floating interest rates on certain borrowings, (iv) increasing our vulnerability to changes in general economic conditions and competitive pressures, and (v) limiting our ability to capitalize on potential growth opportunities.

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

Competition and Market Conditions.  The non-prime consumer automobile sales and finance market is very fragmented and highly competitive.  We believe that there are numerous non-traditional consumer sales and finance sources serving this market.  Traditional automobile financing sources include commercial banks, savings and loans, credit unions, captive finance companies of automobile manufacturers and other consumer lenders, many of which have significantly greater resources than we do and may be able to offer more attractive contract purchase terms to dealers.  To the extent that traditional and non-traditional sales and finance sources significantly expand their activities in this market, our ability to execute our business and growth strategy may be adversely affected.  We may also be effected by certain demographic, economic and industry trends.  For example, these trends include increased sales of used vehicles, the rising price of new vehicles compared to U.S. median family income and the overall level of interest rates in general.  We believe that recent trends favor increased growth in the portion of the automobile sales and finance industry which serves non-prime consumers.  However, a reversal of any of these trends could have a material adverse affect on our operations, profitability and growth.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the market’s perception of our business and our ability to raise capital. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

OTC Bulletin Board.  Our common stock is quoted on the OTC Bulletin Board under the symbol of ADWT.  The OTC is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges.  Securities traded on the OTC Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Bulletin Board.  Quotes for stocks included on the OTC Bulletin Board are not listed in newspapers.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of our common stock may be unable to sell their shares at any price.

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

Limited Access to the OTC Bulletin Board Service.  Because there are no automated systems for negotiating trades on the OTC Bulletin Board, they are conducted via telephone.  In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders.  Therefore, when investors place market orders - an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

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

Item 2.  Description of Properties

We lease our corporate offices in California and Texas. Our California office services the majority of our indirect loan portfolio, consists of 300 square feet, located at 2670 South White Road, Suite 241, San Jose, California 95148, and is currently on a one year lease with monthly payments of $850. Our Texas office services the Houston lot operations, provides administrative services to the company overall, consists of 800 square feet, located at 17000 Dallas Parkway, Suite 202, Dallas, Texas 75248, and is currently on a three year lease expiring March 31, 2009 with monthly lease payments of $3,528.

We also lease our Houston lot operations where we conduct our specialty retailing and direct lending operations. Below is a summary of each of our current operational lots:

•	5715 N Freeway, Houston, Texas 77076, lease expires October 31, 2009, payments $9,293
•	9175 Gulf Freeway, Houston, Texas 77017, lease expires September 30, 2008, payments $5,500
•	8555 Beechnut, Houston, Texas 77036, lease expires June 30, 2010, payments $6,000

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

Part II

Item 5.  Market for Common Equity, Dividends, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Prior to April 2006, there was no public trading market for our common stock. Beginning in April 2006, our common stock was quoted on the OTCBB under the symbol ADWT. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

High   Low
Fiscal 2006
April 1, 2006 through June 30,2006      $3.50   $1.80

Holders

As of June 30, 2006, we had approximately 1,439 beneficial owners of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2006.  In 2004, our shareholders approved our 2004 Stock Option Plan (the “Plan”).  Under the Plan, options to purchase up to 450,000 shares of our common stock may be granted to our employees, officers, directors, and consultants.

	Number of securities to be issued upon exercise of options, warrants and rights	Weighted-average exercise price of options, warrants, and rights	Number of securities remaining for future issuance
Equity compensation plans approved by security holders	50,000	$0.50	400,000
Equity compensation plans not approved by security holders	--	--	--
Totals	50,000	$0.50	400,000

Recent Sale of Unregistered Securities

Information concerning sales of unregistered securities during the period covered by this report has previously been included in our quarterly reports on Form 10-QSB and current reports on Form 8-K and is therefore omitted from this annual report on Form 10-KSB.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-KSB for the year ended June 30, 2006 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile sales and finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

During the fiscal year ended June 30, 2006, many of our customers and our Company were affected by macroeconomic factors which had a decidedly negative effect on our results for the period. These factors consisted of: a) the impact of rising energy prices which peaked during the period placing a strain on our customers’ ability to meet all of their financial obligations and created a difficult environment for vehicle sales; b) hurricane Rita created significant disruptions to our customers’ lives, as many people were affected and businesses were shut down for various periods of time; and c) hurricane Rita and Katrina created a relatively tight supply of vehicle inventory. We do not expect any significant lingering effects of the hurricanes on sales and supply of vehicle inventory in our next fiscal year.

Critical Accounting Policies

Our results of operations and financial condition have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities.  We use our historical experience and other relevant factors when developing our estimates and assumptions.  We continually evaluate these estimates and assumptions. Note A to the financial statements includes a discussion of significant accounting policies.  We consider the accounting policies discussed below critical to an understanding of our financial statements because their application places the most significant demands on our judgment.  Our financial results might have been different if different assumptions had been used or other conditions had prevailed.

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

Results of Operation

2006 vs 2005
(amounts in thousands)

Revenues

Total revenues decreased $1,230 for the year ended June 30, 2006 compared to the corresponding prior year principally as a result of the significant slow-down in vehicle sales during the period. A couple of factors combined to produce a decidedly negative effect on our sales for the period. These factors consisted of: a) the impact of rising energy prices which placed a strain on our customers’ ability to meet all of their financial obligations and created a difficult environment for vehicle sales, and b) hurricane Rita created significant disruptions to our customers’ lives, as many people were negatively affected.

Cost of Sales

Total cost of sales as a percentage of sales was 86% or $10,000 for the year ended June 30, 2006 compared to the corresponding prior year of 62% or $8,121. Our gross margin percentages were negatively affected during the period by short-term supply shortages brought on by Hurricanes Katrina and Rita, which contributed to the significant slow-down in new car sales in the Houston area which provide a source of trade-ins, increased vehicle repair expenses, and by increased fuel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $387 for the year ended June 30, 2006 compared to the corresponding prior year. This increase was primarily attributable to additional administrative staffing in our Texas operations and increased general operating expenses. Selling, general and administrative expenses as a percentage of sales was 33% for the period ended June 30, 2006 compared to 27% for the same corresponding prior period.

Interest Expense

Interest expense increased to $1,381 for the year ended June 30, 2006 as compared to $977 for the corresponding prior year. Interest bearing indebtedness for fiscal 2006 increased to $11,603 compared to $8,207 in fiscal 2005. The increase in interest expense was primarily due to the increase in borrowings from our line of credit, increased borrowing costs due to interest rate increases, and the sale of secured and unsecured notes.

Analysis of Credit Losses

Provision for credit losses was $5,057 for the year ended June 30, 2006 as compared to $2,360 for the corresponding prior year. The provision for credit loss as a percentage of sales was 43% on $11,694 on vehicle sales for fiscal 2006 verses 18% on $13,466 on vehicle sales in the corresponding prior year. The increase in credit losses was due to a) the impact of rising energy prices which placed a strain on our customers’ ability to meet all of their financial obligations and created a difficult environment for vehicle sales, and b) hurricane Rita created significant disruptions to our customers’ lives, as many people were negatively affected.

We have a blended mix of finance receivable portfolios of both direct and indirect originations and also portfolios that relate to different acquisitions. Our indirect originations had better recoveries and less charge offs than our direct originations. During the fiscal period ended 2006, we had several portfolio sales to third parties of both direct and indirect loans that left a corresponding allowance for credit loss in the portfolio reserve balances. As a result of (i) various portfolio sales during fiscal 2006, (ii) the remaining blended mix of direct and indirect loans, and (iii) our year end evaluation of the static pool, the allowance of doubtful accounts as of June 30, 2006 was adjusted to 21%.

Liquidity and Capital Resources

Auto Underwriters of America, Inc.
	June 30,
	2006	2005
Operating activities:
Net income (loss)	$(6,574,353)	$(1,528,355)
Non-cash adjustments	439,782	1,854,191
Changes in finance receivables, net:	825,688	(3,763,852)
Changes in operating assets and liabilities:	1,554,651	(784,389)
Cash used in operating activities	(3,754,232)	(4,222,405)

Investing activities:	1,142,610	2,507,491
Financing activities:	2,547,671	1,682,007

Decrease in cash and cash equivalents	(63,951)	(32,907)

Our primary use of working capital was the funding of the origination and purchase of contracts and inventory. The contracts were financed substantially through borrowings on the revolving line of credit. The line of credit is secured primarily by contracts, and available borrowings are based on a percentage of qualifying contracts. As of June 30, 2006, we had approximately $487,000 available under our line of credit. We have also funded a portion of our working capital needs through the issuance of secured and unsecured notes.

We believe we will be able to continue the line of credit with our existing lender as well as continuing the search for additional lines of credit from other financial institutions. However, we cannot provide any assurance for the success of acquiring an additional line of credit. If necessary, we could issue additional subordinated debt, or sell our existing finance receivable portfolio at a discount to third party finance companies to meet our short-term funding needs. However, we cannot provide any assurance for the success of acquiring any additional working capital from these potential funding sources.

Item 7.  Financial Statements

Our financial statements are set forth immediately following Item 14 and the signature page of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (PEO) and principal financial officer (PFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our management, including our PEO and our PFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our PEO and our PFO, as appropriate, to allow timely decisions regarding required disclosure.

We identified a deficiency that existed in the design or operation of our internal control over financial reporting that we consider to be “material weakness.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The deficiency in our internal control related to our inability to prepare and report our financial information within the time periods as specified in SEC rules and forms. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures.

There has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 8B.  Other Information

None.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Our executive officers, directors and key employees are as follows:

Name	Age	Position with the Company

Dean Antonis	44	President, Treasurer and Director
William J. Kellagher	48	Executive Vice President and Director
Divina Viray	45	Secretary and Director
Robert Vaughan	72	Director

Dean Antonis has served as our president and as our treasurer since August 1985. He is our co-founder and has served as a director since July 1981. Mr. Antonis has also served as president and chief financial officer of Gateway Credit Holdings, Inc., a California non-prime automobile finance company since 1999. Mr. Antonis served as project manager of Condor Investments, LLC. a California commercial finance lender from 1997 to 1999. Mr. Antonis received a B.S. in Business Administration from San Francisco State University in 1994.

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

Family Relationships

There are no family relationships among any of our officers or directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, our directors, officers, and 10% shareholders are required to report to the SEC their beneficial ownership of common stock and any changes in that ownership. The SEC has established specific dates for such reporting and we are required to report in this report any failure to file by the established dates during fiscal year 2006. Based upon a review of our records during the fiscal year ended June 30, 2006, our officers, directors, and 10% shareholders satisfied all applicable filing requirements under Section 16(a) of the Exchange Act except for the following persons who failed to timely report on Forms 3 and 4 their beneficial ownership: (i) Dean Antonis failed to timely report Form 4 of his acquisition of 750,000 shares on June 29, 2005; (ii) William Kellagher failed to report timely on Form 4 his acquisition of 750,000 shares on June 29, 2005; (iii) Robert Vaughan failed to report timely on Form 4 his acquisition of 250,000 shares on June 29, 2005; (iv) Divina Viray failed to report timely on Form 4 her acquisition of 50,000 options on June 29, 2005; and (iv) Michael Cloud, our former Chief Financial Officer, failed to report timely on Form 3 his beneficial ownership of 300,000 shares subject to certain vesting conditions as of July 28, 2005. Forms 3 and 4 disclosing each of the above transactions have been filed with the SEC. In making this statement, we have relied on the written representations of our officers and directors and copies of the reports that have been filed with the SEC.

Code of Ethics

Our board of directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors. The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct. A copy of our Code of Ethics was filed as Exhibit 14 to our annual report on Form 10-KSB for the year ended June 30, 2004 and is incorporated herein by reference. We undertake to provide without charge, upon request, a copy of our Code of Ethics. Requests should be submitted in writing to the attention of Dean Antonis at 2670 South White Road, San Jose, CA 95148.

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE
Annual Compensation					Long Term Compensation
					Awards		Pay- outs
(a) Name And Principal Position	(b) Year June 30,	(c) Salary(1) ($)	(d) Bonus ($)	(e) Other Annual Compen- sation ($)	(f) Restricted Stock Award(s) ($)(1)	(g) Options/ SARs (#)(1)	(h) LTIP Pay- outs ($)	(i) All Other Compen- sation ($)

Dean Antonis President, Treasurer and Director	2006 2005 2004	$63,500 $67,000 $42,886	- - -	- - -	- $375,000 -	- - -	- - -	- - -

William J. Kellagher Executive Vice President and Director	2006 2005 2004	$145,600 - -	- - -	- - -	- $375,000 -	- - -	- - -	- - -

Divina Viray Secretary and Director	2006 2005 2004	$55,000 $55,000 $25,208	- - -	- - -	- - -	- 50,000 -	- - -	- - -

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

Stock Options

As of June 30, 2006, there were 50,000 stock options issued and outstanding pursuant to the 2004 Stock Option Plan granted during fiscal 2005.

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

Stock Options Granted to Executive Officers during Last Fiscal Year

The following table sets forth certain information regarding grants of stock options to our executive officers listed in the summary compensation table that received stock options during fiscal year 2006. The fair value of the option grant was estimated on the date of the grant based on the then market price of our common stock.

Name (a)	Number of Secu- rities Underlying Options/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)

Dean Antonis	0	0%	$0	0
William J. Kellagher	0	0%	$0	0
Divina Viray	0	0%	$0	0

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth certain information with respect to stock options exercised by our executive officers listed in the summary compensation table during fiscal year 2006. In addition, the table sets forth the number of shares covered by unexercised stock options held by such executive officers as of June 30, 2006 and the value of “in-the-money” stock options which represent the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of June 30, 2006.

Name	Shares Acquired On Exercise	Value Realized	Exercisable/ Unexercisable (A)	Exercisable/ Unexercisable (B)

Dean Antonis	0	$ 0	0	$0
William J. Kellagher	0	$ 0	0	$0
Divina Viray	0	$ 0	50,000/0	$0

(A)  Number of Unexercised Securities Underlying Options/SAR’s at fiscal year end
(B)  Value of Unexercised In-The-Money at fiscal year end

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table specifies the amount of shares of common stock that each 5% or greater beneficial owner holds as of October 13, 2006:

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding
Lawrence E. Gunnels	650,000	10.8%
Timothy Hassell	663,480	11.0%

The following table specifies the amount of shares of common stock that each executive officer or director holds as of October 13, 2006:

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding
Dean Antonis	787,936	13.1%
William J. Kellagher	750,000	12.5%
Divina Viray	50,000(2)	*
Robert Vaughan	250,000	4.2%
All officers and directors as a group (4) persons	1,837,936	30.54%
_______________
*	Indicates less than 1%
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

(2)	Includes 50,000 shares granted to Ms. Viray, our secretary and one of our directors, pursuant to the 2004 Stock Option Plan. The options are exercisable at $0.50 per share and expire June 29, 2015.

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

We paid a fee of $150 per indirect contract purchased from Gateway Credit Holdings, Inc, a related party, for the use of AutoUunderwriter.com pursuant to an informal license agreement between us and Gateway. As of June 30, 2006 and 2005, we incurred $0 and $15,450 in fees under this agreement, respectively. Dean Antonis is the president, a director and a beneficial owner of both Gateway and us.

Advances from related parties during fiscal June 30, 2006 and 2005 were $8,927and $90,994, respectively, and represent unsecured, non-interest bearing funds advanced to Auto Underwriters by Gateway Credit Holdings, Inc (“Gateway”), co-owned by Auto Underwriters’ president and EPIC Financial Services, Inc. (“EPIC”), co-owned by Auto Underwriters’ vice president to fund working capital for operations. Both EPIC and Gateway has a common officer and shareholder with Auto Underwriters.

In March 2005, we purchased $378,252 in finance receivables from Epic with a discount of $64,701 using financing from our existing senior line of credit. In addition, we paid $30,546 to EPIC during fiscal 2005 for working capital for various payables. William Kellagher, our vice president and a beneficial owner, owned a 27% membership interest in Epic.

We have had an informal verbal agreement with Lawrence E. Gunnels a 10.8% shareholder that provides us a vehicle consignment plan. We purchased approximately 60% of our total cost of goods sold from Mr. Gunnels during fiscal 2005. This plan is similar to a consignment agreement in that we only purchase vehicles, along with a $500 per unit fee, upon the sale of each vehicle provided by Mr. Gunnels.

Item 13.  Exhibits

(a)	Exhibits:

	3.1	Amended and Restated Articles of Incorporation(1)
	3.2	Certification of Determination of Preferences of Series A Convertible Preferred Stock(5)
	10.1	Asset Purchase Agreement with Advantage Autoplex, Inc. and TAB Enterprises, Inc. dated March 10, 2004(1)
	10.2	Asset Purchase Agreement with Advantage Autoplex, Inc. and TAB Enterprises, Inc. dated March 12, 2004(1)
	10.3	Loan, Security and Service Agreement with Oak Rock Financial, LLC dated March 31, 2003 and amendments thereto(4)
	10.4	Standard Industrial Lease of Caldwell LaHaye Real Estate Associates dated November 1, 2004(4)
	10.5	The Commercial Lease with Transworld Corporation dated July 1, 2005(4)
	10.6	Asset Purchase Agreement with Gateway Credit Holdings, Inc. dated June 30, 2005(4)
	10.7	Asset Purchase Agreement with EPIC Financial Services, Inc. dated June 30, 2005(4)
	14	Code of Ethics(3)
	16.1	Letter from Clancy and Co., P.L.L.C(2)
	31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
	32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
	32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
________________
* Filed Herewith
(1)	Document previously filed with the U.S Securities and Exchange Commission on August 13, 2004 as an exhibit to our Form 10-QSB and incorporated herein by reference.
(2)	Document previously filed with the U.S Securities and Exchange Commission on October 22, 2004 as an exhibit to our Form 8-K and incorporated herein by reference.
(3)	Document previously filed with the U.S Securities and Exchange Commission on May 12, 2005 as an exhibit to our Form 10-KSB and incorporated herein by reference.
(4)	Document previously filed with the U.S. Securities and Exchange Commission on October 12, 2005 as an exhibit to our Form 10-KSB and incorporated herein by reference.
(5)	Document previously filed with the U.S. Securities and Exchange Commission on September 7, 2006 as an exhibit to our Form 8-K and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The following table shows the aggregate fees billed to us for professional services by our independent registered public accounting firm during fiscal 2006 and 2005:

	Fiscal 2006	Fiscal 2005
Audit fees	$84,520	$48,391
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$84,520	$48,391

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal year 2006 and 2005, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2006 and 2005, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

AUTO UNDERWRITERS OF AMERICA, INC.

Date: November 15, 2006	By: /s/ DEAN ANTONIS
Dean Antonis
President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEAN ANTONIS	President, Treasurer and Director	November 15, 2006
Dean Antonis

/s/ WILLIAM KELLAGHER	Executive Vice President and Director	November 15, 2006
William Kellagher

/s/ DIVINA VIRAY	Secretary and Director	November 15, 2006
Divina Viray

/s/ ROBERT VAUGHAN	Director	November 15, 2006
Robert Vaughan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Auto Underwriters of America, Inc.
San Jose, California

We have audited the accompanying balance sheets of Auto Underwriters of America, Inc. (“Auto Underwriters”) as of June 30, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of Auto Underwriters’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto Underwriters as of June 30, 2006 and 2005 and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Auto Underwriters will continue as a going concern. As discussed in Note B to the financial statements, Auto Underwriters has suffered recurring losses from operations and has a significant working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Auto Underwriters’ plans regarding those matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 10, 2006

Auto Underwriters of America, Inc.
Balance Sheets
June 30, 2006 and 2005

	June 30, 2006	June 30, 2005

Assets:
Cash	$4,161	$68,112
Finance receivables, net	8,430,105	10,322,936
Accounts receivable, other	47,022	1,166,730
Inventory	285,135	661,352
Deferred financing cost	261,595	-
Prepaid and other assets	63,502	51,861
Property and equipment, net	138,152	177,874
Total assets	$9,229,672	$12,448,865

Liabilities and stockholders’ equity:
Accounts payable and accrued liabilities	$1,048,670	$777,469
Drafts payable and floor plan liabilities	-	769,886
Income taxes payable	-	121,676
Revolving credit facilities	9,013,025	8,145,528
Other notes payable	2,590,695	61,742
Advances from related parties	677,794	668,867
Deferred sales tax	794,990	732,420
Total liabilities	14,125,174	11,277,588

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: no par, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock: no par,100,000,000 shares authorized, 6,018,570 issued and outstanding (6,020,053 at June 30, 2005)	5,768,364	5,453,878
Deferred compensation	-	(230,175)
Retained deficit	(10,663,866)	(4,052,426)
Total stockholders' equity	(4,895,502)	1,171,277

Total liabilities and stockholders’ equity	$9,229,672	$12,448,865

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Statements of Operations
For the Years Ended June 30, 2006 and 2005

	2006	2005
Revenues:
Sales	$11,694,268	$12,998,882
Interest income	1,967,492	1,774,914
Other	329,805	447,362
Total revenues	13,991,565	15,221,158

Cost and expenses:
Cost of sales	9,999,673	8,120,771
Selling, general and administrative	3,870,683	5,063,736
Provisions for credit losses	5,056,597	2,360,374
Discount on sale of loans	83,744	178,256
Depreciation and amortization	295,638	16,360
Interest expense	1,381,259	977,046
Total cost and expenses	20,687,594	16,716,543

Loss before income tax	(6,696,029)	(1,495,385)

Income tax benefit (expense)	121,676	(32,970)

Net income / (loss)	$(6,574,353)	$(1,528,355)

Earnings (loss) per share:
Basic	$(1.09)	$(0.67)
Diluted	$(1.09)	$(0.67)

Weighted average number of shares outstanding
Basic	6,018,570	2,288,341
Diluted	6,018,570	2,288,341

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Statement of Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2006 and 2005

	Common Stocks		Deferred	Retained
	Shares	Amount	Compensation	Deficit	Total
Balances at June 30, 2004	2,200,053	$3,451,378	$(230,175)	$(2,524,071)	$697,132

Common stock issued for:
Consulting services	3,155,000	1,577,500			1,577,500
Conversion of convertible debts	185,000	185,000			185,000
Settlement of convertible debts	185,000	92,500			92,500
Conversion of accounts payable	240,000	120,000			120,000
Purchase of assets	55,000	27,500			27,500

Net loss				(1,528,355)	(1,528,355)

Balances at June 30, 2005	6,020,053	5,453,878	(230,175)	$(4,052,426)	1,171,277

Common stock issued for:
Consulting services	40,000	170,000			170,000
Conversion of accounts payable	150,000	75,000			75,000
Purchase of assets	108,517	162,776			162,776
Cancellation of shares	(300,000)	(150,000)			(150,000)
Imputed interest		40,400			40,400
Discount on unsecured promissory notes		16,310			16,310
Reclassification of deferred compensation			230,175		230,175
Prior year adjustment				(37,087)	(37,087)

Net loss				(6,574,353)	(6,574,353)

Balances at June 30, 2006	6,018,570	$5,768,364	$-	$(10,663,866)	$(4,895,502)

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Statements of Cash Flows
For the Years Ended June 30, 2006 and 2005

	2006	2005
Operating Activities:
Net income / (loss)	$(6,574,353)	$(1,528,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	20,000	1,577,500
Additional stock issued to settle convertible debts	-	92,500
Depreciation and amortization	295,638	16,360
Interest forgiveness	-	(10,425)
Imputed interest	40,400	-
Discount on sale of loans	83,744	178,256
Changes in finance receivables, net:
Finance receivable originations and purchased, net of payments	(7,422,152)	(9,312,715)
Provision for credit losses	4,904,157	2,360,374
Inventory acquired in repossession	3,343,683	3,188,489
Subtotal finance receivables	825,688	(3,763,852)
Changes in operating assets and liabilities:
Accounts receivable	1,119,708	(837,806)
Inventory	376,217	(335,941)
Deferred financing cost	(261,595)	-
Prepaid and other assets	(11,641)	(12,165)
Accounts payable and accrued liabilities	166,560	(10,473)
Deferred sales taxes	25,483	379,026
Income taxes payable	(121,676)	32,970
Net cash used in operating activities	(3,754,232)	(4,222,405)

Investing activities:
Purchase of property and equipment	(3,564)	(20,734)
Proceeds from the sale of finance receivables	1,146,174	2,528,225
Net cash provided by investing activities	1,142,610	2,507,491

Financing activities:
Net advances from related parties	8,927	90,994
Proceeds from revolving credit facilities, net	867,497	1,660,271
Proceeds from (repayments of) other debt, net	1,671,247	(69,258)
Net cash provided by financing activities	2,547,671	1,682,007

Decrease in cash and cash equivalents	(63,951)	(32,907)
Cash and cash equivalents at:
Beginning of year	68,112	101,019

End of year	$4,161	$68,112

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Notes to Financial Statements

A - Description of Business and Summary of Significant Accounting Policies

Auto Underwriters of America, Inc. was incorporated in California in July 1981. Auto Underwriters began operations in August 1983 under the name Advanced Cellular Technology, Inc and became inactive from 1990 until the second quarter of the fiscal year 2003, when it reorganized and instituted new management, effectuated a reverse stock split, adopted its current name, and began its planned principal operations as a specialty finance company and specialty retailer of used cars and light duty trucks.

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

Advertising Costs
Advertising costs are expensed as incurred by Auto Underwriters and include radio, television, and print media marketing costs. Advertising costs amounted to $157,761 and $202,663 for the years ended June 30, 2006 and 2005, respectively.

Stock Based Compensation
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“FAS 123R”). Auto Underwriters adopted the provisions of FAS 123R as of January 1, 2006 using the modified prospective transition method approach as allowed under FAS 123R. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to FAS 123R, only certain pro forma disclosures of fair value were required.

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the six months ended June 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by Auto Underwriters had exercise prices equal or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006.

During the year ended June 30, 2006, Auto Underwriters did not make any option grants and therefore did not recognize any stock-based compensation expense.

Prior to the adoption of FAS 123R and for the six months ended December 31, 2005, no tax benefits from the exercise of stock options has been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The following table illustrates the effect on net loss and net loss per share if Auto Underwriters had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the year ended June 30, 2005:

Year ended June 30, 2005
Net income / (loss) as reported	$(1,528,355)
Add: stock based compensation determined under intrinsic value-based method	-

Less: stock based compensation determined under fair value - based method	(17,631)
Pro forma net loss	$(1,545,986)

Basic and diluted net loss per common share:
As reported	$(0.67)
Pro forma	(0.67)

The weighted average fair value of the stock options granted during fiscal 2005 was $0.50. Variables used in the Black-Scholes option-pricing model include (1) 3.5% risk-free interest rate, (2) expected option life 10 years end, (3) expected volatility is 58.66% and (4) zero expected dividends.  No options were granted in fiscal 2006.

Earnings Per Share
The basic earnings per common share is computed by dividing the net income / (loss) by the weighted average number of common shares outstanding. Diluted net income / (loss) per common share is computed by dividing the net income / (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net income / (loss) per common share

Reclassifications
Certain amounts in the fiscal 2005 financial statements have been reclassified to conform to the fiscal 2006 financial statement presentation.

Recently Issued Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company's financial position or its results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity's financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its consolidated financial statements.

B - Going Concern

As shown in the accompanying financial statements, Auto Underwriters has incurred recurring losses from operations of $6,574,353 and $1,528,355 in 2006 and 2005, respectively and has an accumulated deficit of $10,663,866 as of June 30, 2006. These conditions raise substantial doubt as to Auto Underwriters’ ability to continue as a going concern. Management’s plan to address this issue consists of the following elements:

•
Auto Underwriters currently has a convertible preferred stock offering underway which may result in gross proceeds of up to $10 million. Through November 2006, Auto Underwriters has raised approximately $2 million in gross proceeds under this offering. Auto Underwriters expects to continue to raise between $200,000 to $400,000 per week until the maximum amount is achieved. However, Auto Underwriters cannot predict with any certainty whether or not it will be successful in raising additional proceeds beyond that which has been raised to date.

•	Auto Underwriters expects to be able to borrow up to $486,975 under its LOC with Oak Rock.
•	Auto Underwriters is in the documentation phase of a $700,000 floor plan facility with a financial institution.

The financial statements do not include any adjustments that might be necessary if Auto Underwriters is unable to continue as a going concern.

C - Finance Receivables

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include average components of (i) interest rates of 21%, (ii) a term of 36 months, (iii) payments $350, (iv) selling price of $10,200, (v) cost of $5,500, and (v) down payments of $1,200. The components of finance receivables as of June 30, 2006 and 2005 are as follows:

	2006	2005
Finance receivables	$10,847,405	$12,646,025
Less: allowance for credit losses	(2,417,300)	(2,323,089)

Total	$8,430,105	$10,322,936

During fiscal 2005, Auto Underwriters acquired $378,252 of customer finance receivables from EPIC Financial Services, LLC. (“EPIC”) These receivables were valued and recorded at the fair market value, including a purchase discount of $64,701on loans purchased.

Changes in the finance receivables allowance for credit losses for the year ended June 30, 2006 and 2005 are as follows:

	2006	2005
Balance at beginning of the period	$2,323,089	$2,007,982
Provision for asset purchases	-	64,701
Provision for credit losses	5,056,597	2,360,374
Recoveries	3,343,683	3,188,489
Net charge offs	(8,306,069)	(5,298,457)

Balance at end of year	$2,417,300	$2,323,089

D - Accrued Liabilities

A summary of accrued liabilities as of June 30, 2006 is as follows:

	2006	2005
Accounts payable	$289,081	$468,295
Payroll and related taxes	372,641	250,038
Other	386,948	59,136

Total liabilities	$1,048,670	$777,469

E - Debt

Auto Underwriters has a $9,500,000 senior debt revolving line of credit (“LOC”) with Oak Rock Financial, LLC, (“Oak Rock”) bearing interest at the greater of prime + 7% or 15.25%. The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by its President. The LOC matures March 31, 2007. At June 30, 2006, the balance of LOC was $9,013,025 of which Auto Underwriters had availability of approximately $486,975 under the facility.

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

A summary of Auto Underwriters’ LOC debt as of June 30, 2006 and 2005 is as follows:

Lender	Facility Amount	Interest Rate	Maturity	June 30, 2006 Balance	June 30, 2005 Balance

Oak Rock Financial LLC	$ 9,500,000	Prime + 7%	March 31, 2007	$ 9,013,025	$ 8,145,528

In fiscal 2006, Auto Underwriters issued $990,000 in unsecured convertible promissory notes pursuant to a private placement. These notes bear interest at 9.25% per annum from the date of issuance, are convertible into common stock at the request of the investor at $1.50 per share. These notes mature on February 28, 2007 .

In fiscal 2006, Auto Underwriters issued $1,000,000 in secured promissory notes pursuant to a private placement. These notes bear interest at 10% per annum from the date of issuance, and are secured with the our inventory and cash in our draft payment account. These notes mature on August 31, 2006.

A summary of other debt as of June 30, 2006 is as follows:

Lender	Facility Amount	Interest Rate	Maturity	June 30, 2006 Balance	June 30, 2005 Balance

Private Placement	$ 990,000	9.25%	February 2007	$ 990,000	-
Private Placement	1,000,000	10.00%	August 2006	1,000,000	-

All debt is due within the next 12 months.

F - Income Taxes

The income tax benefit and provision for fiscal 2006 and 2005 is as follows:

	2006	2005
Income tax provision
Current	$(121,676)	$32,970
Deferred	-	-

	$(121,676)	$32,970

G - Capital Stock

In December 2005, Auto Underwriters cancelled 300,000 shares and re-issued 40,000 shares of common stock issued to a former officer in order to retire the un-vested portion of shares issued to the officer prior to his resignation.

In December 2005, Auto Underwriters issued 150,000 shares of common stock to an individual to retire certain accounts payable valued at $75,000.

In December 2005, Auto Underwriters issued 108,517 shares of common stock to a company in connection with the purchase of certain assets from Nexcar, Inc. These shares were recorded at fair value of $162,776.

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

In June 2005, Auto Underwriters granted 50,000 options at $0.50 per share exercise price to one of its employees for her efforts in developing Auto Underwriters’ business operations. These options were all exercisable at June 30, 2006.

As of June 30, 2006, there were 400,000 remaining shares available for issuance under the 2004 Stock Option Plan.

Summary information regarding options is as follows:

	Options	Weighted Average Exercise Price
Outstanding at June 30, 2005	50,000	$0.50
Granted	-	-
Outstanding at June 30, 2006	50,000	$0.50

I - Leases

Auto Underwriters leases its used car sales and reconditioning facilities, payment centers, office facilities and equipment under various non cancelable operating leases. As of June 30, 2006, the aggregate rental payments due under such operating leases with remaining lease terms in excess of one year were as follows:

Years ending June 30,	Amount
2007	301,152
2008	291,852
2009	210,600
Thereafter	109,172
$912,776

For fiscal 2006 and 2005, rent expense for all operating leases amounted to $285,457 and $296,267, respectively.

J - Related Party Transactions

Advances from related parties during fiscal June 30, 2006 and 2005 were $8,927and $90,994, respectively, and represent unsecured, non-interest bearing funds advanced to Auto Underwriters by Gateway Credit Holdings, Inc (“Gateway”), co-owned by Auto Underwriters’ president and EPIC Financial Services, Inc. (“EPIC”), co-owned by Auto Underwriters’ vice president to fund working capital for operations. Both EPIC and Gateway has a common officer and shareholder with Auto Underwriters.

Auto Underwriters had an informal license agreement with Gateway to pay $150 per funded contract for use of Gateway’s computer systems and software in qualifying prospects. During the years ended June 30, 2006 and 2005, Auto Underwriters paid Gateway $0 and $15,450 respectively for the use of software technology used in the credit scoring evaluation process of Auto Underwriter’s underwriting. In June 2005, Auto Underwriters acquired this computer software and certain fixed assets for a nominal price from Gateway.

Auto Underwrites has an informal verbal agreement with Lawrence E. Gunnels (“Gunnels”), an 10.8% shareholder that provides Auto Underwriters a consignment plan for inventory. Auto Underwriters purchased approximately 60% of its total cost of goods sold from Gunnels during fiscal 2005. This plan is similar to a consignment agreement. Auto Underwriters only purchase vehicles upon the sale of each inventory item. Gunnels provides each vehicle under the plan for a cost of $500 per unit.

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

L - Supplemental Cash Flow Information

Supplemental cash flow disclosures for fiscal 2006 and 2005 are as follows:

	2006	2005
Interest paid	$1,381,259	$884,546
Income tax paid	-	-
Common stock issued to purchase fixed assets	-	27,500
Notes issued to purchase fixed assets	-	106,000
Common stock issued to repay accounts payable	75,000	120,000
Common stock issued to purchase assets	162,776	185,000