Form 10QSB
period 2006-09-30
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2006-11-20
CIK 726747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
September 30, 2006	0-11582

Auto Underwriters of America, Inc. (Exact name of registrant as specified in its charter)

California	94-2915849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2670 South White Road, Suite 241, San Jose California
(Address of principal executive offices)

95148
(Zip Code)

(408) 270-3587
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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	November 20, 2006
Common Stock, no par value	6,018,570

Transitional Small Business Disclosure Format

Yes [  ] No [X]

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

Part I. Financial Information

Auto Underwriters of America, Inc.
Balance Sheet
September 30, 2006
(Unaudited)

Assets:
Cash	$34,001
Finance receivables, net of allowance of $2,642,145	7,405,146
Accounts receivables	29,280
Inventory	861,790
Prepaid and other assets	70,215
Deferred financing costs	226,758
Property and equipment, net of accumulated depreciation of $29,976	128,262
Total assets	$8,755,452

Liabilities and stockholders’ equity:
Liabilities:
Accounts payable and accrued liabilities	$767,851
Drafts payable and floor plan liabilities	216,505
Income taxes payable	-
Notes payable	1,761,944
Advance from related parties	674,995
Deferred sales tax	681,440
Revolving credit facilities	8,527,982
Total liabilities	12,630,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock: no par value: 10,000,000 authorized 423,020 issued or outstanding	909,492
Common stock: no par value: 100,000,000 authorized 6,418,570 issued or outstanding	6,468,364
Retained deficit	(11,253,121)
Total stockholders’ equity	(3,875,265)
Total liabilities and stockholder’s equity	$8,755,452

See Notes to Financial Statements unaudited.

Auto Underwriters of America, Inc.
Statements of Operations
For the three months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Revenues:
Sales	$862,990	$5,490,278
Interest income	390,437	535,949
Other	19,972	185,097
Total revenues	1,273,398	6,211,324

Costs and expenses:
Cost of sales	566,397	3,526,713
Selling, general and administrative	602,200	1,220,188
Provision for credit losses	213,267	1,122,379
Discount on sales of receivables	-	78,455
Depreciation and amortization	103,103	15,804
Interest expense	377,744	289,950
Total costs and expenses	1,862,711	6,253,489

Loss before income taxes	(589,313)	(42,165)
Provision for income tax benefit (expense)	-	-

Net loss	$(589,313)	$(42,165)

Loss per share:
Basic and diluted	$(.09)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	6,418,570	6,020,053

See Notes to Financial Statements unaudited.

Auto Underwriters of America, Inc.
Statements of Cash Flows
For the three months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Operating activities:
Net loss	$(589,313)	$(42,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,103	15,804
Discount on sale of finance receivables	-	78,455
Change in finance receivables, net:
Finance receivables originations and purchased, net of payments	(718,763)	(3,300,472)
Provision for credit losses	213,267	1,122,379
Inventory acquired in repossession	474,198	917,865
Subtotal finance receivables	(31,298)	(1,260,228)
Changes in operating assets and liabilities:
Deferred financing cost	34,837	(39,375)
Accounts receivable	17,742	(682,332)
Inventory	(576,655)	(588,569)
Prepaid and other expense	(6,713)	(20,828)
Accounts payable and accrued liabilities	(64,312)	619,994
Deferred sales taxes	(113,550)	201,554
Income tax payable	-	-
Net cash used in operating activities	(1,226,159)	(1,717,690)

Investing activities:
Purchase of property and equipment	-	(3,564)
Sale (purchase) of finance receivables	-	(170,576)
Proceeds from sale of finance receivables	-	1,146,174
Net cash provided by investing activities	-	972,034

Financing activities:
Proceeds from (repayments to) related party	2,799	(1,000)
Proceeds from revolving credit facilities, net	(485,043)	486,146
Repayments on other notes payable	828,751	(28,252)
Proceeds from Series A Preferred Stock	909,492	382,500
Net cash provided by financing activities	1,255,999	839,394

Increase (decrease) in cash	29,840	(93,738)
Cash at beginning of period	4,161	68,112
Cash at end of period	$34,001	$161,850

Cash paid for:
Interest	$377,744	$289,950
Income tax	-	-

See Notes to Financial Statements unaudited.

Auto Underwriters of America, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Auto Underwriters of America, Inc. ("Auto Underwriters") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Auto Underwriters' Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2006 as reported in the 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Auto Underwriters has incurred recurring losses from operations in 2006 and 2005 and has an accumulated deficit of $11,253,121 as of September 30, 2006. These conditions raise substantial doubt as to Auto Underwriters’ ability to continue as a going concern. The financial statements do not include any ajustments that might result from the outcome of this uncertainty.

NOTE 3 - FINANCE RECEIVABLES

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from approximately 12% to 27% per annum and provide for payments over periods ranging from 18 to 60 months. The components of finance receivables as of September 30, 2006 are as follows:

2006

Finance receivables	$9,655,177
Allowance for credit losses	(2,250,031)

Finance receivables, net	$7,405,146

Changes in the finance receivables allowance for credit losses for the three months ended September 30, 2006 are as follows:

2006

Balance at beginning of period	$2,417,301
Provision for credit losses	213,267
Net charge offs	(854,735)
Net recoveries	474,198

Balance at end of period	$2,250,031

NOTE 4 - REVOLVING CREDIT FACILITIES

Auto Underwriters has a $9,000,000 revolving line of credit (“LOC”) with Oak Rock Financial, LLC, bearing interest at the greater of prime+7% or 15.25% and expires on March 31, 2007. The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by our President. At September 30, 2006, the LOC balance outstanding was $8,527,982.

NOTE 5 - SHORT TERM DEBTS

During fiscal 2006, Auto Underwriters borrowed $990,000 from several investors. These loans are unsecured, bear interest at 9.25%, and are due February 28, 2007. These loans are convertible into 660,000 shares of common stock at conversion price of $1.50 per share.

During fiscal 2006, Auto Underwriters borrowed $1,000,000 from several investors. These loans were secured by the Company’s inventory, bearing interest at 10%, and were due September 1, 2006. In August 2006, certain investors elected to convert $700,000 of these loans into 400,000 shares of common stock and five-year stock purchase warrants exercisable for a total of 140,000 shares of the Company’s Common Stock at an exercise price of $1.75 per share. In August 2006, certain investors elected to receive a replacement note with a total balance of $50,000. These replacement notes bear interest at 10%, have a new maturity date of August 31, 2007, and include a five-year stock purchase warrant exercisable for a total of 10,000 shares of the Company’s Common Stock at an exercise price of $1.75. The Company paid $250,000 in cash plus accrued interest to the remaining investors that elected to not convert or extend the term of their loans.

Auto Underwriters analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Auto Underwriters determined the convertible notes were conventional and the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for these instruments. Auto Underwriters also analyzed these instruments for Beneficial Conversion Features under EITF 98-5 and EITF 00-27. Because the conversion price exceeds the market trading price of Auto Underwriters’ common stock when the loans were issued, a Beneficial Conversion Feature was not created.

NOTE 6 - EQUITY

During the three months ended September 30, 2006, the Company sold 211,510 units of the Company’s securities at a price of $5.00 per unit. Each unit consists of two shares of the Company’s Series A Convertible Preferred Stock and one warrant to purchase one share of the Company’s common stock exercisable for a period of five years at an exercise price of $5.00.

Auto Underwriters analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Auto Underwriters determined the convertible notes were conventional and the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for these instruments. Auto Underwriters also analyzed these instruments for Beneficial Conversion Features under EITF 98-5 and EITF 00-27. Because the conversion price exceeds the market trading price of Auto Underwriters’ common stock when the loans were issued, a Beneficial Conversion Feature was not created.

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

Results of Operations

 Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues

Total revenues decreased to $1,273,398 for the three month period ending September 30, 2006 compared to the corresponding period ended September 30, 2005 of 6,211,324 principally as a result of the Company’s inability to operate at full capacity because of insufficient capital.

Cost of Sales

Cost of sales as a percentage of automobile and light truck sales was 64.5% or $566,397 for the three month period ending September 30, 2006. During the corresponding period ended September 30, 2005, cost of sales as a percentage of automobile and light truck sales was 64.2% or $3,526,713.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $617,988 for the three month period ending September 30, 2006 compared to the corresponding period ended September 30, 2005. This decrease was primarily attributable to the reduction in expenses related to staffing andgeneral operating expenses as the Company sought to conserve its resources until such time that it was able to obtain the necessary capital to expand operations.

Interest Expense

Interest expense increased to $377,744 for the three month period ending September 30, 2006 as compared to $289,950 for the corresponding period ended September 30, 2005. The increase in interest expense was primarily due to the increase in borrowings from a line of credit and increased borrowing costs.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources for the three months ended September 30, 2006 and 2005.

Auto Underwriters of America, Inc
(unaudited)

	Three Months ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$(589,313)	$(42,165)

Depreciation and amortization	103,103	15,804
Discount on sale of loans	-	78,455
Changes in finance receivables, net:	(31,298)	(1,260,228)
Changes in operating assets and liabilities:	(708,651)	(509,556)
Net cash used in operating activities	(1,226,159)	(1,717,690)

Cash provided by investing activities:	-	972,034
Cash provided by financing activities:	1,255,999	839,394
Increase (decrease) in cash	$29,840	$93,738

Our primary use of working capital was the funding of the origination and purchase of contracts and inventory. The contracts were financed substantially through borrowings on the revolving line of credit. The line of credit is secured primarily by contracts, and available borrowings are based on a percentage of qualifying contracts. We have also funded a portion of our working capital needs through the issuance of Series A Convertible Preferred Stock.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (PEO) and principal financial officer (PFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our management, including our PEO and our PFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our PEO and our PFO, as appropriate, to allow timely decisions regarding required disclosure. We identified a deficiency that existed in the design or operation of our internal control over financial reporting that we consider to be “material weakness.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The deficiency in our internal control related to our inability to prepare and report our financial information within the time periods as specified in SEC rules and forms. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2006, we issued the following securities in private transactions pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder:

Purchaser and Recipient of Securities	Date	Terms of Exercise if Convertible	Title of Security	Number Sold or Granted	Consideration Received
Group of Accredited Investors	Various Dates	$2.50	Units(1)	211,510	$1,057,549
Group of Accredited Investors	8/23/2006	(2)	(2)	(2)	(2)

(1)
During the three months ended September 30, 2006, the Company sold 211,510 units of the Company’s securities at a price of $5.00 per unit. Each unit consists of two shares of the Company’s Series A Convertible Preferred Stock and one warrant to purchase one share of the Company’s common stock exercisable for a period of five years at an exercise price of $5.00 (the “Investor Warrants”). The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer (the “Managing Dealer”) and received a sales commission of 7%, an investment banking and marketing fee of 4% and a nonaccountable expense allowance of 3% of the gross proceeds of $1,057,549. The Managing Dealer also received a warrant to purchase 1,000,000 shares of the Company’s Common Stock, exercisable for a period of 5 years at $1.00 per share. The Managing Dealer will also receive (i) a cash commission of 7% of the total funds received by the Company upon exercise of the Investor Warrants, and (ii) warrants, exercisable for a period of 5 years at an exercise price of $2.50 per share, to purchase the number of shares of Common Stock of the Company equal to 7% of the total number of shares of Common Stock issued by the Company upon exercise of the Investor Warrants. The terms of the Series A Convertible Preferred Stock, including but not limited to its rights and preferences, are set forth in the Certificate of Determination of Preferences of Series A Convertible Preferred Stock attached as Exhibit 3.2 to the Company’s Form 8-K filed under Item 5.03 on September 7, 2006.

(2)
During fiscal 2006, Auto Underwriters borrowed $1,000,000 from several investors. These loans were secured by the Company’s inventory, bearing interest at 10%, and were due September 1, 2006. In August 2006, certain investors elected to convert $700,000 of these loans into 400,000 shares of common stock and five-year stock purchase warrants exercisable for a total of 140,000 shares of the Company’s Common Stock at an exercise price of $1.75 per share. In August 2006, certain investors elected to receive a replacement note with a total balance of $50,000. These replacement notes bear interest at 10%, have a new maturity date of August 31, 2007, and include a five-year stock purchase warrant exercisable for a total of 10,000 shares of the company’s Common Stock at an exercise price of $1.75.  The Company paid $250,000 in cash plus accrued interest to the remaining investors that elected to not convert or extend the term of their loans.  The Company has agreed to pay a NASD-licensed broker dealer a fee of $32,000 for their assistance in completing this transaction.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

During the fiscal years ended June 30,2005 and 2006, we sold certain non-prime installment contracts to an unaffiliated finance company, We are currently engaged in a dispute with the finance company concerning these installment contracts and money owed. We do not believe that the finance company has been properly crediting the residual payments due to us on the installment contracts, while the finance company believes that we have not met our obligations to repurchase certain defaulted installment contracts. We are currently in discussions with the finance company to resolve this dispute without the need for litigation. As a result of this dispute, the Company has charged-off its receivable balance due from this finance company of approximately $1,100,000 on June 30, 2006 and have maintained a payable of approximately $152,000 for future repurchases.

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

Dated: November 20, 2006