Form 10QSB/A
period 2006-09-30
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2006-11-21
CIK 726747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB/A

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

Part I. Financial Information

As of the date of the Quarterly Report on Form 10-QSB, our independent auditor had not yet compelted its review of the financial statements included herein.

Item 1.  Financial Statements
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

Cautionary Statement Regarding Forward-looking Information

This Form 10-QSB/A for the quarter ended September 30, 2006 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-QSB/A. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-QSB/A may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Dated: November 21, 2006