Form 10QSB
period 2006-12-31
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2007-02-20
CIK 726747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:                                                                                                                                                                      Commission file number:
   December 31, 2006                                                                                                                                                                                          0-11582

Auto Underwriters of America, Inc.
(Exact name of registrant as specified in its charter)

California                                                                                                                                                                                                       94-2915849
 (State or other jurisdiction of incorporation or organization)                                                                                                                                                  (I.R.S. Employer Identification No.)

2670 South White Road, Suite 241, San Jose, California
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
Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	February 20, 2007
Common Stock, no par value	6,418,570

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

Part I. Financial Information

As of the date of the Quarterly Report on Form 10-QSB, our independent auditor had not yet completed its review of the financial statements included herein.

Item 1. Financial Statements Auto Underwriters of America, Inc.
Balance Sheets (Unaudited)

Assets:	December 31, 2006	June 30, 2006
Cash and cash equivalents	$682,523	$4,161
Finance receivables, net of allowance $1,857,391 and $2,417,301, respectively	7,539,055	8,430,104
Other receivables	60,441	47,022
Fixed assets, net of accumulated depreciation $79,426 and $59,646, respectively	129,751	138,152
Inventory	1,110,749	285,135
Prepaid and other assets	58,590	63,502
Deferred financing cost	139,560	261,595
Total assets	$9,720,669	$9,229,670

Liabilities and stockholders’ equity (deficit):

Accounts payable and accrued liabilities	$824,808	$1,048,670
Drafts payable and floor plan liabilities	698,616	-
Other notes payable	1,561,944	2,590,695
Senior debts - revolving line of credit	8,255,367	9,013,025
Deferred sales tax	430,228	794,990
Advances from related parties	673,846	677,794
Total liabilities	12,444,808	14,125,174

Commitments and contingencies

Stockholders’ equity/(deficit):
Preferred stock: no par value: 10,000,000 authorized 1,280,020 issued or outstanding	2,727,205	-
Common stock: no par value: 100,000,000 authorized issued and outstanding: 6,418,570 and 6,018,570 respectively	6,468,364	5,768,364
Retained deficit	(11,919,770)	(10,663,868)
Total stockholders’ equity/(deficit)	(2,724,139)	(4,895,504)

Total liabilities and stockholders’ equity/(deficit)	9,720,669	$9,229,670

Auto Underwriters of America, Inc. Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Revenues:
Sales	$1,808,605	$1,768,682	$2,671,595	$7,258,960
Interest income	349,578	532,647	740,015	1,068,596
Other	23,652	-	43,624	254,131
	2,181,836	2,370,363	3,455,234	8,581,687

Costs and expenses:
Cost of sales	972,743	1,869,788	1,539,140	5,390,502
Selling, general and administrative	1,070,082	792,753	1,672,273	2,012,941
Provision for credit losses	349,963	1,359,447	563,230	2,481,826
Discount on sales of receivables	-	5,289	-	83,744
Interest expense	358,558	324,847	736,302	614,796
Depreciation and amortization	97,088	91,185	200,191	106,989
	2,848,433	4,437,309	4,711,136	10,690,798

Loss before income taxes	666,597	(2,066,946)	1,255,902	(2,109,111)

Provision for income tax benefit	-	121,676	-	121,676

Net loss	$(666,597)	$(1,945,270)	$(1,255,902)	$(1,987,435)

Basic and diluted net loss per share	$(.10)	$(0.32)	$(.20)	$(0.33)

Weighted average shares outstanding	6,418,570	6,020,021	6,418,570	6,020,037

Auto Underwriters of America, Inc. Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2006	2005
Operating activities:
Net Loss	$(1,255,902)	$(1,987,435)

Adjustments to reconcile net loss from continuing operations to net cash used in provided by operating activities:
Stock compensation expense	-	20,000
Depreciation and amortization	200,191	106,989
Discount on sale of finance receivables	-	83,744
Changes in finance receivables, net:
Finance receivables originations and purchased, net of payments	(2,031,323)	(3,465,895)
Provision for credit losses	563,230	2,481,826
Inventory acquired in repossession	821,290	1,771,860
Subtotal finance receivables	(646,803)	787,791
Changes in operating assets and liabilities:
Deferred financing cost	122,035	(145,500)
Other receivables	(13,419)	(185,997)
Inventory	(825,614)	(465,351)
Prepaid and other assets	4,912	(23,375)
Accounts payable and accrued liabilities	(223,862)	(426,315)
Income tax payable	-	(121,676)
Deferred sales tax	(364,762)	107,873
Net cash used in operating activities	(3,003,224)	(1,396,622)

Investing activities:
Purchase of property, equipment and leasehold improvements	(11,380)	(3,564)
Proceeds from sale of finance receivables	-	-
Purchase of loan portfolio	-	64,526
Net cash provided by investing activities	(11,380)	60,962

Financing activities:
Proceeds from Series A Preferred Stock	2,727,205	(33,252)
Repayments on other notes payable	1,028,751	970,000
Proceeds from revolving credit facilities, net	(757,658)	346,603
Proceeds from floor plan	698,616	-
Proceeds from (repayments to) related party	(3,948)	(400)
Net cash (used in) provided by financing activities	3,692,966	1,282,951

Increase (Decrease) in cash and cash equivalents	678,362	(52,709
Cash at beginning of period	4,161	68,112

Cash at end of period	$682,523	$15,403

Cash paid for:
Income tax	$-	$-
Interest	736,302	597,314

Non-cash transaction:
Shares issued for accounts and notes payable	700,000	237,776

Auto Underwriters of America, Inc. Notes to Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Auto Underwriters of America, Inc. ("Auto Underwriters") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Auto Underwriters' Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Auto Underwriters has incurred recurring losses from operations in 2006 and 2005 and has an accumulated deficit of $11,919,770 as of December 31, 2006. These conditions raise substantial doubt as to Auto Underwriters’ ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - FINANCE RECEIVABLES

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from approximately 12% to 27% per annum and provide for payments over periods ranging from 18 to 60 months. The components of finance receivables as of December 31, 2006 and June 30, 2006 are as follows:

	December 31,	June 30,
	2006	2006

Finance receivables	$9,396,446	10,847,405
Allowance for credit losses	1,857,391	2,417,301

	$7,539,055	8,430,104

Changes in the finance receivables allowance for credit losses for the six months ended December 31, 2006 and 2005 are as follows:

	Six Months Ended December 31,
	2006	2005
Balance at beginning of period	$2,417,301	$2,323,089
Provision for credit losses	563,230	2,481,826
Charge offs	(1,944,430)	(4,042,852)
Recoveries	821,290	1,771,860

Balance at end of period	$1,857,391	$2,533,923

NOTE 4 - REVOLVING CREDIT FACILITIES

Auto Underwriters has a $9,000,000 revolving line of credit (“LOC”) with Oak Rock Financial, LLC, bearing interest at the greater of prime+7% or 15.25% and expires on March 31, 2007. The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by our President. At December 31, 2006, the LOC balance outstanding was $8,255,367.

NOTE 5 - SHORT TERM DEBTS

During fiscal 2006, Auto Underwriters borrowed $990,000 from several investors. These loans are unsecured, bear interest at 9.25%, and are due February 28, 2007. These loans are convertible into 646,667 shares of common stock at conversion price of $1.50 per share.

During fiscal 2006, Auto Underwriters borrowed $1,000.000 from several investors. These loans were secured by the Company’s inventory, bearing interest at 10%, and were due September 1, 2006. In August 2006, certain investors elected to convert $700,000 of these loans into 400,000 shares of common stock and five-year stock purchase warrants exercisable for a total of 140,000 shares of the Company’s Common Stock at an exercise price of $1.75 per share. In August 2006, certain investors elected to receive a replacement note with a total balance of $50,000. These replacement notes bear interest at 10%, have a new maturity date of August 31, 2007, and include a five-year stock purchase warrant exercisable for a total of 10,000 shares of the Company’s Common Stock at an exercise price of $1.75. The Company paid $250,000 in cash plus accrued interest to the remaining investors that elected to not convert or extend the term of their loans.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Cautionary Statement Regarding Forward-looking Information

This Form 10-QSB for the quarter ended December 31, 2006 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

We began our specialty finance company operations in December 2002 to engage in the purchasing and servicing of non-prime installment contracts (“Contracts”) generated by automobile dealers in the sale of new and used automobiles and light trucks. We provide financing programs to automobile dealers through our website Autounderwriters.com which allows the dealer to input various fields of information into an online financing application and obtain an automatic credit decision within 30 seconds. Generally our target customers do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer’s credit history. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, we are willing to provide financing for purchases made by our customers who have short or impaired credit histories purchasing used automobiles. In making decisions regarding the financing of a particular contract, we consider several factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history. In addition, we examine the value of the automobile in relation to the purchase price and the term of the contract.

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

We are still at an early stage in the rollout of our financing programs and retail concept. The primary sources for future earnings growth will be vehicle unit sales from geographic expansion, comparable store sales increases, and interest income from our finance receivable portfolio. During the next two years, we plan to focus our expansion primarily on adding stores to new markets in the state of Texas. In addition, in fiscal 2006 we plan to expand our network of automobile dealers that utilize our financing programs in the states we currently service. Over the three-year period, we plan to open new used car stores. We also expect used unit comparable store sales increases, reflecting the multi-year ramp up in sales of newly opened stores as they mature and continued market share gains at stores that have reached mature sales levels. On a combined basis, we expect that new store openings and comparable store used unit increases will drive total used unit growth.

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

Results of Operations

Three months ended December 31, 2006 compared to the three months ended December 31, 2005

Revenues

Total revenues decreased $188,527 for the three month period ended December 31, 2006 compared to the corresponding prior period principally as a result of the Company’s inability to operate at full capacity because of insufficient capital.

Cost of Sales

Cost of sales as a percentage of automobile and light truck sales was 53.8% or $972,743 for the three month period ended December 31, 2006 compared to 105.7% or $1,869,788 for the corresponding prior period ended December 31, 2005. During the prior period, our gross margin percentages were negatively affected during the period by short-term supply shortages brought on by Hurricanes Katrina and Rita, which contributed to the significant slow-down in new car sales in the Houston area which provide a source of trade-ins, increased vehicle repair expenses, and by increased fuel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $277,329 for the three month period ended December 31, 2006 compared to the corresponding prior period. This increase was primarily attributable to increased general operating expenses. Selling, general and administrative expenses as a percentage of total income was 49.0% for the three month period ending December 31, 2006 compared to 33.4% for the same corresponding prior period.

Interest Expense

Interest expense increased to $358,558 for the three month period ended December 31, 2006 as compared to $324,847 for the corresponding prior period. The indebtedness as of December 31, 2006 increased to $12,444,808 compared to $8,492,131 as of December 31, 2005. The increase in interest expense was primarily due to the increase in borrowings as we financed our direct and indirect lending operations.

Six months ended December 31, 2006 compared to the six months ended December 31, 2005

Revenues

Total revenues decreased to $3,455,234 for the six month period ended December 31, 2006 compared to $8,581,687 for the corresponding prior period principally as a result of a decrease in unit sales from our automotive specialty retailing operations .

Cost of sales as a percentage of automobile and light truck sales was 57.6% or $1,539,140 for the six month period ended December 31, 2006. During the corresponding period ended December 31, 2005, cost of sales as a percentage of automobile and light truck sales was 74.3% or $5,390,502. Our gross margin percentages were negatively affected during the prior period by short-term supply shortages brought on by Hurricanes Katrina and Rita, which contributed to the significant slow-down in new car sales in the Houston area which provide a source of trade-ins, increased vehicle repair expenses, and by increased fuel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $340,668 for the six month period ended December 31, 2006 compared to the corresponding period ended December 31, 2005. This decrease was primarily attributable to decreased general operating expenses.

Interest Expense

Interest expense increased to $736,302 for the six month period ended December 31, 2006 as compared to $614,796 for the corresponding period ended December 31, 2005. The increase in interest expense was primarily due to the increase in borrowings as we financed our direct and indirect lending operations.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources for the six months ended December 31, 2005 and 2004.

	Six Months Ended December 31,
	2006	2005
Operating activities:
Net income (loss)	$(1,255,902)	$(1,987,435)

Stock compensation expense	-	20,000
Depreciation and amortization	200,191	106,989
Discount on sale of loans	-	83,744
Changes in finance receivables, net:	(646,803)	787,791
Changes in operating assets and liabilities:	(1,300,710)	(407,711)
Net cash used in operating activities	(3,003,224)	(1,396,622)

Cash provided by investing activities:	(11,380)	60,962
Cash provided by financing activities:	3,692,966	1,282,951
Increase (decrease) in cash	$678,362	$(52,709)

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from our estimates. We believe the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of our allowance for credit losses. Below is a discussion of our accounting policy concerning such allowance. Other accounting policies are disclosed in the footnotes of our consolidated financial statements which are included in our annual report on Form 10-KSB for the year ended June 30, 2006.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (PEO) and principal financial officer (PFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our management, including our PEO and our PFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our PEO and our PFO, as appropriate, to allow timely decisions regarding required disclosure. We identified a deficiency that existed in the deign or operation of our internal control over financial reporting that we consider to be “material weakness.” The Public company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that material misstatement of the annual or interim financial statements will not be prevented or detected.” The deficiency in our internal control related to our inability to prepare and report our financial information within the time periods as specified in SEC rules and forms. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Mid-Atlantic Finance Co., Inc. ("Finance Company") has filed a lawsuit against the Company on December 13, 2006 in the circuit court of the 6th Judicial Circut in and for Pinellas County, Florida seeking damages in excess of $15,000.00 for each on thirty agreements.

During the fiscal years ended June 30,2005 and 2006, we sold certain non-prime installment contracts to a finance company. We do not believe that the finance company has been properly crediting the residual payments due to us on the installment contracts, while the finance company believes that we have not met our obligations to repurchase certain defaulted installment contracts. As a result of this litigation, the Company has charged-off its receivable balance due from this finance company of approximately $1,100,000 and have maintained a payable of approximately $152,000 for future repurchases.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Previously reported on Form 8-K dated October 16, 2006.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auto Underwriters of America, Inc.

By: /s/ Dean Antonis
Dean Antonis
President and Treasurer (Principal Executive, Financial and Accounting Officer)

Dated: February 20, 2007