Form 10QSB
period 2007-03-31
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2007-05-21
CIK 726747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
March 31, 2007	0-11582

Auto Underwriters of America, Inc.
(Exact name of registrant as specified in its charter)

California	94-2915849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [   ]   No [X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Outstanding at
Title of Each Class                                                                                                                                                          May 21, 2007
                                     Common Stock, no par value                                                                                                                                                 7,040,575

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2007 and June 30, 2006	3

	Statements of Operations for the Three and Nine Months Ended March 31, 2007 and 2006	4

	Statements of Cash Flows for the Nine Months Ended March 31, 2007 and 2006	5

	Notes to Financial Statements	6 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition	8 - 11

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Default Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Part I. Financial Information

As of the date of the Quarterly Report on Form 10-QSB, our independent auditor had not yet completed its review of the financial statements included herein.

Item 1. Financial Statements

Auto Underwriters of America, Inc.
Balance Sheets
(Unaudited)

	March 31, 2007	June 30, 2006
Assets:
Cash and cash equivalents	$503,672	$4,161
Finance receivables, net of allowance $2,104,803 and $2,417,300, respectively	8,498,184	8,430,105
Other receivables	71,368	47,022
Inventory	966,189	285,135
Fixed assets, net of accumulated depreciation $92,161 and $33,668, respectively	117,017	138,152
Prepaid and other assets	88,915	63,502
Deferred financing costs	52,361	261,595
Total assets	$10,297,706	$9,229,672

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	$849,415	$1,048,670
Drafts payable and floor plan liabilities	823,080	-
Other notes payable	481,349	2,590,695
Senior debts - revolving line of credit	9,068,896	9,013,025
Deferred sales tax	522,652	794,990
Advances from related parties	673,846	677,794
Total liabilities	12,419,238	14,125,174

Commitments and contingencies	-	-

Stockholders’ equity/(deficit):
Preferred stock: no par value: 10,000,000 authorized, 1,515,020 issued or outstanding	3,232,455	-
Common stock: no par value: 100,000,000 authorized, issued and outstanding: 7,040,575 and 6,020,053, respectively	7,306,841	5,768,364
Retained deficit	(12,660,828)	(10,663,866)
Total stockholders’ equity/(deficit)	(2,121,532)	(4,895,502)

Total liabilities and stockholders’ equity/(deficit)	$10,297,706	$9,229,672

Auto Underwriters of America, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Revenues:
Sales	$3,557,413	$2,814,314	$6,229,008	$10,073,274
Interest income	360,604	480,703	1,100,619	1,549,299
Other	88,067	47,912	131,691	302,043
	4,006,084	3,342,929	7,461,318	11,924,616

Costs and expenses:
Cost of sales	2,502,516	1,863,911	4,041,655	7,254,413
Selling, general and administrative	980,700	979,359	2,655,686	2,870,622
Provision for credit losses	813,918	752,916	1,382,598	3,234,742
Discount on sales of receivables	-	-	-	83,744
Interest expense	341,972	372,219	1,078,275	987,015
Depreciation and amortization	99,933	91,560	300,125	198,549
	4,739,039	4,059,965	9,458,339	14,629,085

Loss before income taxes	(732,955)	(717,036)	(1,997,021)	(2,704,469)

Provision for income tax (income tax benefit)	-	-	-	(121,676)

Net Loss	$(732,955)	$(717,036)	$(1,997,021)	$(2,582,793)

Basic and diluted net Loss per share:	$(0.11)	$(0.12)	$(0.28)	$(0.43)

Weighted average shares outstanding:	7,040,575	6,020,053	7,040,575	6,019,555

Auto Underwriters of America, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Operating activities:
Net Loss	$(1,997,021)	$(2,582,793)

Adjustments to reconcile net loss from continuing operations to net cash used in provided by operating activities:
Stock compensation expense		20,000
Depreciation and amortization	300,125	198,549
Discount on sale of finance receivables		83,744
Imputed interest		30,256
Changes in finance receivables, net:
Finance receivables originations and purchased, net of payments	(2,682,332)	(4,134,310)
Provision for credit losses	1,323,888	3,234,742
Inventory acquired in repossession	1,290,364	1,633,432
Subtotal finance receivables	(68,080)	733,864
Changes in operating assets and liabilities:
Deferred financing cost	209,234	(283,500)
Other receivables	(24,346)	(43,466)
Inventory	(681,054)	(343,054)
Prepaid and other assets	(25,413)	(28,896)
Accounts payable and accrued liabilities	(199,255)	328,682
Income tax payable	-	(121,676)
Drafts payable and floor plan liabilities	823,080	(769,886)
Deferred sales tax	(272,338)	73,398
Net cash used in operating activities	(1,935,068)	(2,704,778)

Investing activities:
Purchase of property, equipment and leasehold improvements	(11,380)	(3,564)
Purchase of loan portfolio	-	64,526
Net cash provided by investing activities	(11,380)	60,962

Financing activities:
Repayments of other notes payable	(838,419)	(35,252)
Proceeds from Series A Preferred Stock	3,232,455	990,000
Proceeds from secured notes payable	-	1,000,000
Proceeds from revolving credit facilities, net	55,871	633,801
Proceeds from (repayments to) related parties, net	(3,948)	6,965
Net cash (used in) provided by financing activities	2,445,959	2,595,514

Increase (Decrease) in cash and cash equivalents	499,511	(48,302)
Cash at: Beginning of period	4,161	68,112
Cash at: End of period	$503,672	$19,810

Cash paid for:
Income tax	$-	$-
Interest	1,078,275	934,775

Non-cash transaction:
Shares issued for notes and accounts payable	1,633,000	75,000
Discount on notes payable	16,310	16,310
Shares issued to purchase receivables		162,776

Auto Underwriters of America, Inc. Notes to Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Auto Underwriters of America, Inc. ("Auto Underwriters") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Auto Underwriters' Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Auto Underwriters has incurred recurring losses from operations and has an accumulated deficit of $12,660,828 as of March 31, 2007. These conditions raise substantial doubt as to Auto Underwriters’ ability to continue as a going concern, The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - FINANCE RECEIVABLES

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from approximately 12% to 27% per annum and provide for payments over periods ranging from 18 to 48 months. The components of finance receivables as of March 31, 2007 and June 30, 2006 are as follows:

	March31, 2007	June 30, 2006

Finance receivables	$10,602,987	$10,847,405
Allowance for credit losses	(2,104,803)	(2,417,300)

	$8,498,184	$8,430,105

Changes in the finance receivables allowance for credit losses for the nine months ended March 31, 2007 and 2006 are as follows:

	Nine Months Ended March 31,
	2007	2006
Balance at beginning of period	$2,417,300	$2,323,089
Provision for credit losses	1,323,888	3,234,742
Net charge offs	(2,926,749)	(4,810,357)
Net recoveries	1,290,364	1,633,432

Balance at end of period	$2,104,803	$2,308,906

NOTE 4 - REVOLVING CREDIT FACILITIES

Auto Underwriters has a $10,000,000 revolving line of credit (“LOC”) with Oak Rock Financial, LLC, bearing interest at the greater of prime+7% or 15.75% and expires on March 31, 2008. The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by our President. At March 31, 2007, the LOC balance outstanding was $9,068,896.

NOTE 5 - SHORT TERM DEBTS

Auto Underwriters borrowed $990,000 from several investors. These loans are unsecured, bear interest at 9.25%, and were due February 28, 2007. A total of $933,000 of these loans were converted into 622,000 shares of common stock at conversion price of $1.50 per share.

Auto Underwriters also borrowed $1,000,000 from several investors. These loans are secured by the Company’s inventory, bear interest at 10%, and were due September 1, 2006. In August 2006, certain investors elected to convert $700,000 of these loans into 400,000 shares of common stock and five-year stock purchase warrants exercisable for a total of 140,000 shares of the Company’s Common Stock at an exercise price of $1.75 per share. In August 2006, certain investors elected to receive a replacement note with a total balance of $50,000. These replacement notes bear interest at 10%, have a new maturity date of August 31, 2007, and include a five-year stock purchase warrant exercisable for a total of 10,000 shares of the Company’s Common Stock at an exercise price of $1.75. The Company paid $250,000 in cash plus accrued interest to the remaining investors that elected to not convert or extend the term of their loans.

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

Cautionary Statement Regarding Forward-looking Information

This Form 10-QSB for the quarter ended March 31, 2007 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues

Total revenues increased $663,155 for the three month period ended March 31, 2007 compared to the corresponding prior period principally as a result of increase unit sales as a result of the company’s ability to secure greater inventory.

Cost of Sales

Cost of sales as a percentage of automobile and light truck sales was 70.4% or $2,502,516 for the three month period ended March 31, 2007 compared to 66.3% or $1,863,911 for the corresponding prior period ended March 31, 2006. Our gross margin percentages were negatively affected during the period by short-term supply shortages.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,341 for the three month period ended March 31, 2007 compared to the corresponding prior period. This increase was primarily attributable to increased general operating expenses. Selling, general and administrative expenses as a percentage of total income was 24.5% for the three month period ending March 31, 2007 compared to 29.3% for the same corresponding prior period.

Interest Expense

Interest expense decreased to $341,972 for the three month period ended March 31, 2007 as compared to $372,219 for the corresponding prior period. The indebtedness from our senior credit facility as of March 31, 2007 increased to $9,068,896 compared to $9,013,025 as of March 31, 2006. The decrease in interest expense was primarily due to the conversion of notes to Common Stock during the period.

Nine months ended March 31, 2007 compared to the nine months ended March 31, 2006

Revenues

Total revenues decreased to $7,461,318 for the nine month period ended March 31, 2007 compared to $11,924,616 for the corresponding prior period principally as a result of a decrease in unit sales from our automotive specialty retailing operations during the first three months of the period.

Cost of Sales

Cost of sales as a percentage of automobile and light truck sales was 64.9% or $4,041,655 for the nine month period ended March 31, 2007. During the corresponding period ended March 31, 2006, cost of sales as a percentage of automobile and light truck sales was 72.1% or $7,254,413. Our gross margin percentages were negatively affected during the previous period by short-term supply shortages brought on by Hurricanes Katrina and Rita, which contributed to the significant slow-down in new car sales in the Houston area which provide a source of trade-ins, increased vehicle repair expenses, and by increased fuel costs. We expect our gross margin to be negatively affected because of used vehicle supply shortages to linger through the next quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $214,936 for the nine month period ended March 31, 2007 compared to the corresponding period ended March 31, 2006.

Interest Expense

Interest expense increased to $1,078,275 for the nine month period ended March 31, 2007 as compared to $987,015 for the corresponding period ended March 31, 2006. The increase in interest expense was primarily due to the increase in the prime lending rate and due to the increase in borrowings from a line of credit as we financed our operations and our increase in the receivable base through the purchase of loan portfolios and loan originations from our direct and indirect lending operations.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (PEO) and principal financial officer (PFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our management, including our PEO and our PFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our PEO and our PFO, as appropriate, to allow timely decisions regarding required disclosure. We identified a deficiency that existed in the deign or operation of our internal control over financial reporting that we consider to be “material weakness.” The Public company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that material misstatement of the annual or interim financial statements will not be prevented or detected.” The deficiency in our internal control related to our inability to prepare and report our financial information within the time periods as specified in SEC rules and forms. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2006, the Company sold 117,500 units of the Company’s securities at a price of $5.00 per unit. Each unit consists of two shares of the Company’s Series A Convertible Preferred Stock and one warrant to purchase one share of the Company’s common stock exercisable for a period of five years at an exercise price of $5.00 (the “Investor Warrants”). The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer (the “Managing Dealer”) and received a sales commission of 7%, an investment banking and marketing fee of 4% and a non-accountable expense allowance of 3% of the gross proceeds of $587,500. The Managing Dealer also received a warrant to purchase 1,000,000 shares of the Company’s Common Stock, exercisable for a period of 5 years at $1.00 per share. The Managing Dealer will also receive (i) a cash commission of 7% of the total funds received by the Company upon exercise of the Investor Warrants, and (ii) warrants, exercisable for a period of 5 years at an exercise price of $2.50 per share, to purchase the number of shares of Common Stock of the Company equal to 7% of the total number of shares of Common Stock issued by the Company upon exercise of the Investor Warrants. The terms of the Series A Convertible Preferred Stock, including but not limited to its rights and preferences, are set forth in the Certificate of Determination of Preferences of Series A Convertible Preferred Stock attached as Exhibit 3.2 to the Company’s Form 8-K filed under Item 5.03 on September 7, 2006 and are incorporated by reference herein.

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

Dated: May 21, 2007