Form 10KSB
period 2007-06-30
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2007-10-15
CIK 726747

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:  June 30, 2007

Commission File No. 0-11582

AUTO UNDERWRITERS OF AMERICA, INC.
(Exact Name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	94-2915849 (I.R.S. Employer Identification Number)

2670 South White Road, Suite 241
San Jose, CA 95148
(Address of Principal Executive Offices, Including Zip Code)

Registrants Telephone Number, Including Area Code:   (650) 745-3264

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
Yes          No    X

Registrant’s revenues for its most recent fiscal year: $11,175,266

As of October 15, 2007, the aggregate market value of the common stock held by non-affiliates (all persons other than executive officers, directors and holder’s of 5% or more of the Registrant’s common stock) of the Registrant (2,867,154 shares) was $5,734,308.  As of October 15, 2007 there were 7,040,575 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format:   Yes ___   No _X_

Documents Incorporated By Reference: None

This Form 10-KSB consists of 43 pages.                                                                                                                                                                         The Exhibit Index begins on page 24.

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

We began our specialty automotive retailing operations which focuses on the “Buy Here/Pay Here” segment of the used car market in January 2004. We purchase, recondition, sell and finance used vehicles from four dealerships in Houston, Texas that operate under the name Affordable Cars & Trucks.  We advertise extensively on television and in auto sales magazines emphasizing our multiple locations, wide selection of vehicles, and ability to provide financing to a wide array of customers.

Operational Focus and Acquisition Strategy

Our current main line of business is Specialty Retailing and Direct Lending.  We focused our operations on the Specialty Retailing and Direct Lending business line during fiscal 2005 and 2006 as compared to indirect lending during fiscal 2003 and the first part of fiscal 2004.  The majority of our revenues and related expenditures during fiscal 2007 were generated in selling and financing used vehicles to our non-prime customers as we continue to develop our concept and sales models.

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

This acquisition strategy began on or about July 20, 2007, Auto Underwriters of America, Inc. (the “Company”) entered into the Escrow, Servicing and Consignment Sale Agreement among Auto Underwriters Portfolio Acquisition Company, Inc., as Buyer/Borrower, Auto Underwriters Finance Company, Inc., as Servicer/Guarantor, Auto Underwriters of America, Inc., William Kellagher and Dean Antonis, as Validity Guarantors, and AGM, LLC, as Administrative Agent and Initial Lender. Contemporaneously with the aforementioned Escrow, Servicing and Consignment Sale Agreement, the Company executed Loan and Security Agreement that provides for a series of term loans to Auto Underwriters Portfolio Acquisition Company, Inc., totaling an amount equal to $14,719,987.03 to be used to purchase automobile inventory and automobile loans from the seller/lender, AGM, LLC. Please refer to the 8 K date July 19, 2007 for further discussion.

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

Specialty Retailing and Direct Lending

Our specialty retailing operations consist of selling and financing used vehicles to credit impaired borrowers in Houston, Texas through four dealerships, which operate under the name Affordable Cars & Trucks. Our facilities also contain three payment centers, a reconditioning center, and our corporate administrative office is in Dallas, Texas.

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

Collections are a primary focus of management review. Customer accounts are constantly monitored and calls are made to customers two days before the payment is due.  We do not offer a grace period for our customer payments and believe by acting swiftly our loan losses will be less severe.  Each retail lot manager is instrumental in establishing payment expectations with each customer.  The customer is advised and signs a disclosure specifying, “Your payment must be paid on time or your vehicle is subject to repossession.” This philosophy is followed throughout our entire business. We repossess between 50 and 70 vehicles per month. Many are voluntary repossessions and others are handled by licensed, insured and bonded repossession agents. To better insure us against loss exposure, we install GPS locating devices on virtually all vehicles that we finance. These devices enable the repossession company to locate the car within minutes after the car is assigned for repossession. Most of our repossessed cars are reconditioned at our recondition and maintenance facility and remarketed.  Repossessions and trade-ins that cannot be used as retail units are sold at one of the area auctions, sold for cash on one of our retail car lots or through bids solicited from area wholesalers.

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

We purchase contracts from automobile dealers at a price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the amount financed and the creditworthiness of the customer. The contracts we purchase are at discounts that range from 5% to 12% of the original principal amount.  In addition to the discount, we charge the dealer a processing fee of $195 per contract purchased.  As of June 30, 2007, our loan portfolio consists exclusively of contracts purchased with first payment default recourse to the dealer. The dealer also remains liable to us for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Employees

As of June 30, 2007, we had 52 full-time employees.  None of our employees are subject to a collective bargaining agreement, and we consider our employee relations generally to be good.

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

High Leverage.  We are highly leveraged. On June 30, 2007, our total indebtedness was approximately _______________ of our total assets. A substantial portion of such debt is collateralized by our finance contracts, automobile inventory and certain furniture, fixtures and equipment.  Our substantial leverage could have adverse consequences, including: (i) limiting our ability to obtain additional financing, (ii) requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, (iii) exposing us to interest rate fluctuations due to floating interest rates on certain borrowings, (iv) increasing our vulnerability to changes in general economic conditions and competitive pressures, and (v) limiting our ability to capitalize on potential growth opportunities.

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

Item 2.  Description of Properties

We lease our corporate offices in California and Texas.  Our California office services the majority of our indirect loan portfolio, consists of 300 square feet, located at 2670 South White Road, Suite 241, San Jose, California 95148, and is currently on a one year lease expiring September 30, 2008 with monthly payments of $1,259.  Our Texas office services the Houston lot operations, provides administrative services to the company overall, consists of approximately 2,300~~800~~ square feet, located at 17000 Dallas Parkway, Suite 202, Dallas, Texas 75248, and is currently on a five year lease expiring February 28, 2009 with monthly lease payments of $3,683.

We also lease our Houston operations where we conduct our specialty retailing and direct lending operations.  Below is a summary of each of our current operational stores:

•	5715 N Freeway, Houston, Texas 77076, lease expires October 31, 2009, payments $9,293
•	9175 Gulf Freeway, Houston, Texas 77017, lease expires September 30, 2008, payments $5,500
•	8555 Beechnut, Houston, Texas 77036, lease expires June 30, 2010, payments $6,000
•	3451 Ella Boulevard, Houston, Texas 77018, lease expires January 31st, 2009, payments $2,600

Item 3.  Legal Proceedings

Mid-Atlantic Finance Company, Inc. (“Finance Company”) has filed a lawsuit against the Company on December 13, 2006 in the circuit of the 6th Judicial Circuit in and for Pinellas County, Florida seeking damages in excess of $15,000 for each on thirty contract purchase agreements. During fiscal years ended June 30, 2005 and 2006, we sold certain non-prime installment contracts to a finance company. We do not believe that the finance company has been properly crediting the residual payments due to us on the installment contracts, while the finance company believes that we have not met our obligations to repurchase certain defaulted installment contracts. As a result of this dispute, the Company has charged-off its receivable balance due from this finance company of approximately $1,100,000 during fiscal 2006 and have maintained a payable of approximately $152,000 for future repurchase obligations.

Gunnels Interest, Inc. has threatened litigation concerning a pending dispute involving previous financing activity. In March 2004, we purchased installment sales contracts and certain other assets from Gunnels Interest, Inc. and Gunnels Interest, Inc. provided vehicle wholesaling and flooring services to the company through the fiscal year ended June 30, 2006. In addition to the $357,000 we believe is owed, Gunnels Interest, Inc. claims we owe an additional $133,000  to what was paid on the purchase contract in March 2004 and approximately $234,000 for additional fees for vehicle flooring services.  The parties are exchanging information and are currently negotiating to settle the matter.

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

	High	Low
Fiscal 2006
April 1, 2006 through June 30,2006	$3.50	$1.80

Fiscal 2007
July 1, 2006 through June 30, 2007	$5.00	$1.00

Holders

As of June 30, 2007 we had approximately 1,568 beneficial owners of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2007.  In 2004, our shareholders approved our 2004 Stock Option Plan (the “Plan”).  Under the Plan, options to purchase up to 450,000 shares of our common stock may be granted to our employees, officers, directors, and consultants.

	Number of securities to be issued upon exercise of options, warrants and rights	Weighted-average exercise price of options, warrants, and rights	Number of securities remaining for future issuance

Equity compensation plans approved by security holders	150,000	$1.83	300,000
Equity compensation plans not approved by security holders	--	--	--
Totals	150,000	$1.83	300,000

Recent Sale of Unregistered Securities

During the fiscal year ended June 30, 2007, Auto Underwriters sold an aggregate of 1,011,610 units of the Company’s securities (the “Units”) in a private placement to a limited number of accredited investors for gross proceeds of $5,058,049. The Units were sold at a price of $5.00 per unit, with each Unit consisting of two shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred”) and one warrant to purchase one share of the Company’s common stock (the “Common Stock”), exercisable for a period of five years, at an exercise price of $5.00 per share (the “Investor Warrants”). The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer (the “Managing Dealer”) and received a sales commission of 7%, and investment banking and marketing fee of 4% and a nonaccountable expense allowance of 3% of the gross proceeds of $5,058,049.The Managing Dealer also received a warrant to purchase 578,000 shares of the Company’s Common Stock, exercisable for a period of 5 years at $1.00 per share. The terms of the Series A Preferred, including but not limited to its rights and preferences, are set forth in the Certificate of Determination of Preferences of Series A Convertible Preferred Stock attached as Exhibit 3.2 to the Company’s Form 8-K filed under Item 5.03 on September 7, 2006 and are incorporated by reference herein. These securities wre offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) on the Securities Act and Rule 506 of Regulation D promulgated thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the securities issued.

On or about June 08, 2007, Auto Underwriters sold $1,100,000 in Secured Promissory Notes in a private placement to a limited number of accredited investors. The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer (the “Managing Dealer”)and received a sales commission of 6%, a due diligence fee of 1% and a non-accountable expense allowance of 3% of the gross proceeds. In addition to the cash payment, we also issued to the Managing Dealer a five year warrant to purchase 110,000 shares of our common stock at an exercise price of $2.50 per share. The Secured Promissory Notes consist of: (i) Secured Promissory Notes which have in the aggregate a principal amount of $1,100,000 bearing interest at a rate of 10% per annum (issuable in individual notes in $100,000 increments) (the “Note”); (ii) for each $100,000 Note, a five-year warrant to purchase 15,000 shares of common stock of the Company at an exercise price of $2.50 per share with piggyback registration rights and cashless exercise and net issuance provisions (the “Bridge Warrant”); and (iii) possibly, for each $100,000 Note, a five-year warrant with the same terms as the Bridge Warrant to purchase 15,000 shares of the common stock of the Company for every 30 days that the Company fails to repay the Note (the “Liquidated Damages Warrant”) (the Bridge Warrant and the Liquidated Damages Warrant may be referred to collectively as the “Warrants”).

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-KSB for the year ended June 30, 2007 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile sales and finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

We use AutoUnderwriter.com credit decision software to finance the sale of used cars by our four ~~three~~ car sales lots in Houston, Texas and by selected third-party dealers.  We target a selected customer credit profile.  Such purchasers do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer’s credit history.  Our borrowers have short or impaired credit histories.  In making decisions regarding the purchase of a particular contract, we consider the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history.  In addition, we examine the value of the automobile in relation to the purchase price and the term of the contract.

Our four car lot operations purchase, recondition, sell and finance used vehicles under the name Affordable Cars & Trucks.  These car lots also use AutoUnderwriter.com, which aids in the analysis of the credit worthiness and develops proper deal structure for each customer contract financed.

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

We have hired six new collection personnel and two veteran account collectors to our existing collection department as a result of our continuing acquisition strategy that began on or about July 20, 2007, Auto Underwriters of America, Inc. (the “Company”) entered into the Escrow, Servicing and Consignment Sale Agreement among Auto Underwriters Portfolio Acquisition Company, Inc., as Buyer/Borrower, Auto Underwriters Finance Company, Inc., as Servicer/Guarantor, Auto Underwriters of America, Inc., William Kellagher and Dean Antonis, as Validity Guarantors, and AGM, LLC, as Administrative Agent and Initial Lender. Contemporaneously with the aforementioned Escrow, Servicing and Consignment Sale Agreement, the Company executed Loan and Security Agreement that provides for a series of term loans to Auto Underwriters Portfolio Acquisition Company, Inc., totaling an amount equal to $14,719,987.03 to be used to purchase automobile inventory and automobile loans from the seller/lender, AGM, LLC. Please refer to the 8 K dated July 19, 2007 for further discussion.

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

Results of Operation

2007 vs 2006
(amounts in thousands)

Revenues

Total revenues decreased 2,823 for the year ended June 30, 2007 compared to the corresponding prior year principally as a result of limited inventory choices of our customers. We had insufficient inventory during the period because of capital constraints. The company has since secured two inventory floor plan financings and believes it now has sufficient inventory.

Cost of Sales

Total cost of sales as a percentage of sales was 68% or 6,423 for the year ended June 30, 2007 compared to the corresponding prior year of  86% or 10,000. Our gross margins improved as vehicle availability and prices have recovered from the effects of Hurricanes Katrina and Rita.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 67 for the year ended June 30, 2007 compared to the corresponding prior year.  This increase was primarily attributable to additional administrative staffing in our Texas operations and increased general operating expenses. Selling, general and administrative expenses as a percentage of sales was 40% for the period ended June 30, 2007 compared to 33% for the same corresponding prior period.

Interest Expense

Interest expense increased to 1,451 for the year ended June 30, 2007 as compared to 1,381 for the corresponding prior year.  Interest bearing indebtedness for fiscal 2007 increased to 12,658 compared to 11,603 in fiscal 2006.  The increase in interest expense was primarily due to the increase in borrowings from our line of credit, increased borrowing costs due to interest rate increases, and the sale of Series A Preferred Stock which includes an 8% dividend.

Analysis of Credit Losses

Provision for credit losses was 2,224 for the year ended June 30, 2007 as compared to 5,057 for the corresponding prior year.  The provision for credit loss as a percentage of sales was 23% on 9,513 of vehicle sales for fiscal 2007 verses 43% on 11,694 of vehicle sales in the corresponding prior year.  Our provision for credit losses improved as a result of improved underwriting guidelines, the incorporation of GPS tracking units in the vehicles we sell and we no longer had the negative effects of Hurricane Katrina and Rita.

We have a blended mix of finance receivable portfolios of both direct and indirect originations and also portfolios that relate to different acquisitions.  Our indirect originations had better recoveries and less charge offs than our direct originations.  During the fiscal period ended (iii) our year end evaluation of the static pool, the allowance of doubtful accounts as of June 30, 2007  was adjusted to 20%.

Liquidity and Capital Resources

Our primary use of working capital was the funding of the origination and purchase of contracts and inventory. The contracts were financed substantially through borrowings on the revolving line of credit. The line of credit is secured primarily by contracts, and available borrowings are based on a percentage of qualifying contracts. As of June 30, 2007, we had approximately $952,955 available under our line of credit.  We have also funded a portion of our working capital needs through the issuance of secured and unsecured notes.

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (PEO) and principal financial officer (PFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our management, including our PEO and our PFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our PEO and our PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Our executive officers, directors and key employees are as follows:

Name	Age	Position with the Company

Dean Antonis	45	President, Treasurer and Director
William J. Kellagher	49	Executive Vice President and Director
Michele H. Clark	46	Secretary and Director

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

William J. Kellagher has served as our vice president since December 2002 and was added as a director in July 2005.  He is the President and Director of Auto Underwriters Finance Company, Inc., MileCare, Inc., and Auto Underwriters Acquisition Portfolio Acquisition Company, Inc.  Before that, Mr. Kellagher served as the president and chief executive officer of Epic Financial Services from 1996 to 2002, a non-prime automobile finance company that he co-founded.  From 1987 to 1995, he served as the chief executive officer of TruCare Health Systems, Inc., a Dallas, Texas based comprehensive rehabilitation company that provided physical, occupational and speech therapy services to hospitals, long-term care facilities, home health and privately owned clinics.  He co-founded TruCare and was responsible for growing the business to $23 million in annual revenues and $1.2 million in earnings in 1995.  From 1985 to 1987, Mr. Kellagher was a registered broker and financial consultant at Merrill Lynch, where he specialized in small business offerings and managed a portfolio in excess of $15 million.  Mr. Kellagher received a B.S. in Administration and Finance from the University of Houston in 1981.

Michele Clark has served as our secretary, controller and director since April 2007. Before that, Mrs. Clark has served as our controller since January 2004. From 1996 to 2003, she was the chief financial officer for Epic Financial Services, a non-prime automobile finance company based in Texas. From 1990 to 1996, she was corporate controller for TruCare Health Systems, Inc., a provider of therapy to ling-term health care units based in Dallas, Texas.  Ms. Clark was awarded a M.B.A. from Texas A&M University at Commerce in 1987.  Her area of concentration was Accounting.  She holds two B.B.A. degrees (Accounting and Finance) from Texas A&M University at Commerce.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in certain legal proceedings

None of our officers or directors have been involved in a legal proceeding requiring disclosure in the last five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, our directors, officers, and 10% shareholders are required to report to the SEC their beneficial ownership of common stock and any changes in that ownership.  All filings were made timely during fiscal 2007.

Code of Ethics

Our board of directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors.  The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct.  A copy of our Code of Ethics was filed as Exhibit 14 to our annual report on Form 10-KSB for the year ended June 30, 2004 and is incorporated herein by reference.  We undertake to provide without charge, upon request, a copy of our Code of Ethics.  Requests should be submitted in writing to the attention of Dean Antonis at 2670 South White Road, Suite 241, San Jose, CA 95148.

Item 10.  Executive and Director Compensation and Analysis

SUMMARY COMPENSATION TABLE

(a) Name And Principal Position	(b) Year June 30,	(c) Salary(1) ($)	(d) Bonus ($)	(e) Stock Awards ($)(1)	(f) Options Awards (#)(1)	(g) Non-Equity Incentive Plan Compensation ($)	(h) Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compen- sation ($)	(j) Total ($)

Dean Antonis President, Treasurer and Director	2007 2006 2005	$66,800 $63,500 $67,000	- - -	- - $375,000	- - -	- - -	- - -	- - -	$66,800 $63,500 $442,000

William J. Kellagher Executive Vice President and Director	2007 2006 2005	$159,452 $145,600 -	- - -	- - $375,000	- - -	- - -	- - -	- - -	$159,452 $145,600 $375,000

Michele H. Clark Secretary and Director	2007 2006 2005	$75,000 $75,000 $37,500	- - -	- - -	100,000 - -	- - -	- - -	- - -	$75,000 $75,000 $37,500

(1)
On June 29, 2005, we issued a total of 2,155,000 shares of common stock and 50,000 options to purchase common stock at $.50 per share to our officers, directors and certain other employees as compensation for their efforts in developing our business operations.  Our board of directors valued the shares at $.50 per share.  In April 2007, Michele H. Clark was issued 100,000 options to purchase common stock at $2.50 per share. The options to purchase our common stock were granted pursuant to our 2004 Stock Option Plan and are exercisable for a period of 10 years. The securities were offered and sold pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended.

Stock Options

As of June 30, 2007  there were 150,000 stock options issued and outstanding pursuant to the 2004 Stock Option Plan granted during fiscal 2005 and 2007.

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

Description of the 2004 Plan

The maximum number of shares of common stock with respect to which awards may be presently granted pursuant to the 2004 Plan is 450,000 shares, of which 150,000 options have been granted to date.  Shares issuable under the 2004 Plan may be either treasury shares or authorized but unissued shares.  The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in our capitalization.

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

Stock Options Granted to Executive Officers during Last Fiscal Year

The following table sets forth certain information regarding grants of stock options to our executive officers listed in the summary compensation table that received stock options during fiscal year 2007.  The fair value of the option grant was estimated on the date of the grant based on the then market price of our common stock.

Name (a)	Number of Secu- rities Underlying Options/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)

Dean Antonis	0	0%	$0	0
William J. Kellagher	0	0%	$0	0
Michele H. Clark	100,000	100%	$2.50	2017

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth certain information with respect to stock options exercised by our executive officers listed in the summary compensation table during fiscal year 2007.  In addition, the table sets forth the number of shares covered by unexercised stock options held by such executive officers as of June 30, 2007 and the value of “in-the-money” stock options which represent the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of June 30, 2007.

Name	Shares Acquired On Exercise	Value Realized	Exercisable/ Unexercisable (A)	Exercisable/ Unexercisable (B)

Dean Antonis	0	$ 0	0	$0
William J. Kellagher	0	$ 0	0	$0
Michele H. Clark	0	$ 0	100,000/0	$0

(A)	Number of Unexercised Securities Underlying Options/SAR’s at fiscal year end
(B)	Value of Unexercised In-The-Money at fiscal year end

Director’s Compensation

Our directors do not receive any cash compensation for their service as members of the board of directors.  Directors are reimbursed for reasonable travel and out-of-pocket expenses in connection with the attendance of board meetings, and are eligible to receive awards of stock and options for their services to us. All directors are also executive officers whose full compensation is reflected above.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table specifies the amount of shares of common stock that each 5% or greater beneficial owner holds as of October 15, 2007:

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Common Stock	Lawrence E. Gunnels	650,000	10.8%
Common Stock	Timothy Hassell	663,480	11.0%

The following table specifies the amount of shares of common stock that each executive officer or director holds as of October 15, 2007:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock Outstanding

Common Stock	Dean Antonis	787,936	11.2%
Common Stock	William J. Kellagher	750,000	10.7%
Common Stock	Michele H. Clark	100,000	1.4%
Common Stock	All officers and directors as a group (3) persons	1,637,936	23.26%
_____________________
*	Indicates less than 1%
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

(2)	Includes 100,000 shares granted to Ms. Clark, our secretary and one of our directors, pursuant to the 2004 Stock Option Plan. The options are exercisable at $2.50 per share and expire April, 2017.

Changes in Control

There are no understandings or agreements known by management at this time that would result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required pursuant to Item 201(d) of Regulation S-B can be found under Item 5 of this report.

Item 12.  Certain Relationships and Related Transactions

Advances from related parties during fiscal June 30, 2007 and 2006 were ($3,948)and $8,927, respectively, and represent unsecured, non-interest bearing funds advanced to Auto Underwriters by Gateway Credit Holdings, Inc (“Gateway”), co-owned by Auto Underwriters’ president.  Gateway has a common officer and shareholder with Auto Underwriters.

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
______________
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

Item 14.  Principal Accountant Fees and Services

The following table shows the aggregate fees billed to us for professional services by our independent registered public accounting firm during fiscal 2007 and 2006:

	Fiscal 2007	Fiscal 2006

Audit fees	$40,737	$84,520
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$40,737	$84,520

Audit Fees.  This category includes the aggregate fees billed for professional services rendered for the reviews and audits of our financial statements for fiscal year 2007 and 2006, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2007 and 2006, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

AUTO UNDERWRITERS OF AMERICA, INC.

Date: October 15, 2007	By: /s/ DEAN ANTONIS
Dean Antonis
President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEAN ANTONIS	President, Treasurer and Director	October 15, 2007
Dean Antonis

/s/ WILLIAM KELLAGHER	Executive Vice President and Director	October 15, 2007
William Kellagher

/s/ MICHELE H. CLARK	Secretary and Director	October 15, 2007
Michele H. Clark

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Auto Underwriters of America, Inc.
San Jose, California

We have audited the accompanying balance sheet of Auto Underwriters of America, Inc. (“Auto Underwriters”) as of June 30, 2006 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of Auto Underwriters’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto Underwriters as of June 30, 2006, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 10, 2006

Auto Underwriters of America, Inc.
Balance Sheets
June 30
(unaudited)

	2007	2006

Assets:
Cash	$1,671,430	$4,161
Finance receivables, net	8,682,178	8,430,105
Accounts receivable, other	35,572	47,022
Inventory	1,507,276	285,135
Deferred financing cost	-	261,595
Prepaid and other assets	27,899	63,502
Property and equipment, net	111,408	138,152
Total assets	$12,035,763	$9,229,672

Liabilities and stockholders’ equity:
Accounts payable and accrued liabilities	$967,057	$1,048,670
Drafts payable and floor plan liabilities	1,103,250	-
Dividends Payable	187,749	-
Revolving credit facilities	10,086,070	9,013,025
Other notes payable	961,198	2,590,695
Advances from related parties	673,846	677,794
Deferred sales tax	523,532	794,990
Total liabilities	14,502,702	14,125,174

Commitments and contingencies (Note K)

Stockholders' deficit:
Preferred stock: no par, 10,000,000 shares authorized, 2,023,220 issued and outstanding at June 30, 2007. Liquidation preference of $5,058,050	4,253,734	-
Common stock: no par, 100,000,000 shares authorized, 7,040,575 issued and outstanding (6,018,570 at June 30, 2006)	9,185,229	5,768,364
Accumulated deficit	(15,905,902)	(10,663,866)
Total stockholders' deficit	(2,466,939)	(4,895,502)

Total liabilities and stockholders’ deficit	$12,035,763	$9,229,672

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Statements of Operations
For the Years Ended June 30
(unaudited)

	2007	2006

Revenues:
Sales	$9,513,570	$11,694,268
Interest income – Finance Receivables	1,495,990	1,967,492
Other	165,706	329,805
Total revenues	11,175,266	13,991,565

Cost and expenses:
Cost of sales	6,423,338	9,999,673
Selling, general and administrative	3,896,913	3,870,683
Provisions for credit losses	2,784,267	5,056,597
Discount on sale of loans	-	83,744
Depreciation and amortization	313,106	295,638
Interest expense	2,265,234	1,381,259
Total costs and expenses	15,682,858	20,687,594

Loss before income taxes	(4,507,592)	(6,696,029)

Income tax benefit (expense)	-	121,676

Net loss	$(4,507,592)	$(6,574,353)
Preferred deemed dividends	(546,894)	-
Preferred dividends accrued	(187,749)	-

Net loss available to common stockholders	$(5,242,235)	$(6,574,353)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.80)	$(1.09)

Weighted average number of shares outstanding
Basic and diluted	6,567,092	6,054,532

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Statement of Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2007 and 2006
(unaudited)

	Common Stock		Series A Preferred Stock		Deferred	Retained
	Shares	Amount	Shares	Amount	Compensation	Deficit	Total
Balances at June 30, 2005	6,020,053	$5,453,878			(230,175)	(4,052,426)	1,171,277

Common stock issued for:
Consulting services	40,000	170,000					170,000
Conversion of accounts payable	150,000	75,000					75,000
Purchase of assets	108,517	162,776					162,776
Cancellation of shares	(300,000)	(150,000)					(150,000)
Imputed interest		40,400					40,400
Discount on unsecured promissory notes		16,310					16,310
Recalssification of deferred compensation					230,175		230,175
Prior year adjustment						(37,087)	(37,087

Net loss						(6,574,353)	(6,574,353)

Balances at June 30, 2006	6,018,570	$5,768,364			-	(10,663,866)	(4,895,502)

Series A Preferred shares issued and 1,011,610 warrants to purchase common stock			2,023,220	4,253,735			4,306,096
Conversion of Secured Notes	400,000	700,000					700,000
Conversion of Unsecured Notes	622,000	933,585					838,477
Dividend on Series A Preferred Stock
Imputed interest		40,059					40,059
Fair value of warrants issued in connection with debt		1,185,218					1,185,218

Net loss						(4,507,592)	(4,507,592)

Balances at June 30, 2007	7,040,570	$8,627,226	2,023,320	4,253,735	-	$(15,171,458)	$(2,073,130)

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Statements of Cash Flows
For the Years Ended June 30, 2007 and 2006
(unaudited)

	2007	2006
Operating Activities:
Net loss	$(4,507,592)	$(6,574,353)
Adjustments to reconcile net loss to net cash from operating activities:
Stock compensation expense	11,694	20,000
Benefit of debtors converting debt to equity	561,045	-
Amortized discount on notes payable	78,022	-
Depreciation and amortization	313,106	295,638
Imputed interest	40,059	40,400
Discount on sale of loans	-	83,744
Changes in finance receivables, net:
Finance receivable originations and purchased, net of payments	(2,711,764)	(7,422,152)
Provision for credit losses	2,819,267	4,904,157
Inventory acquired in repossession	1,792,887	3,343,683
Subtotal finance receivables	1,900,390	825,688
Changes in operating assets and liabilities:
Accounts receivable	(240,624)	1,119,708
Inventory	(1,222,141)	376,217
Deferred financing cost	261,595	(261,595)
Prepaid and other assets	35,604	(11,641)
Accounts payable and accrued liabilities	(81,643)	166,560
Deferred sales taxes	(271,458)	25,483
Income taxes payable	-	(121,676)
Net cash used in operating activities	(3,121,943)	(3,754,232)

Investing activities:
Purchase of property and equipment	(7,373)	(3,564)
Proceeds from the sale of finance receivables	-	1,146,174
Net cash provided (used) by investing activities	(7,373)	1,142,610

Financing activities:
Net advances (repayments) from related parties	(3,948)	8,927
Proceeds from revolving credit facilities, net	1,073,045	867,497
Proceeds from other debt, net	(526,247)	1,671,247
Proceeds from sale of Series A Preferred Stock	4,253,735	-
Net cash provided by financing activities	4,796,585	2,547,671

Increase (decrease) in cash and cash equivalents	1,667,269	(63,951)
Cash and cash equivalents at:
Beginning of year	4,161	68,112

End of year	$1,671,430	$4,161

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Notes to Financial Statements

A - Description of Business and Summary of Significant Accounting Policies

Auto Underwriters of America, Inc. was incorporated in California in July 1981.  Auto Underwriters began operations in August 1983 under the name Advanced Cellular Technology, Inc. and became inactive from 1990 until the second quarter of the fiscal year 2003, when it reorganized and instituted new management, effectuated a reverse stock split, adopted its current name, and began its planned principal operations as a specialty finance company and specialty retailer of used cars and light duty trucks.

Auto Underwriters began its retail operations in January 2004 in Houston, Texas as a specialty retailer of used cars and light duty trucks and provides financing in relatively high-risk markets serving consumers who have limited access to traditional automobile financing, typically encompassing borrowers with incomplete credit histories or that have experienced prior credit difficulties.  Because Auto Underwriters services consumers who are unable to meet the credit standards imposed by most traditional automobile financing sources, Auto Underwriters generally charges higher interest rates than those charged by traditional financing sources.  As Auto Underwriters provides financing in a relatively high-risk market, Auto Underwriters anticipates a corresponding higher level of delinquencies and charge-offs than traditional automotive financing sources.

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

Advertising Costs
Advertising costs are expensed as incurred by Auto Underwriters and include radio, television, and print media marketing costs. Advertising costs amounted to $134,114 and $157,761 for the years ended June 30, 2007 and 2006, respectively.

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

Prior to January 1, 2006 we accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the six months ended June 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

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

During the year ended June 30, 2006, Auto Underwriters did not make any option grants, and therefore, did not recognize any stock-based compensation expense.

Prior to the adoption of FAS 123R and for the six months ended December 31, 2005, no tax benefits from the exercise of stock options has been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The following table illustrates the effect on net loss and net loss per share if Auto Underwriters had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the year ended June 30, 2007:

Year ended June 30, 2007
Net income / (loss) as reported	$(4,507,592)
Add: stock-based compensation determined under intrinsic value-based method	-

Less: stock-based compensation determined under fair value - based method	11,694
Pro forma net loss	$(4,495,898)

Basic and diluted net loss per common share:
As reported	$(0.64)
Pro forma	(0.64)

The weighted average fair value of the stock options granted during fiscal 2007 was $2.50. Variables used in the Black-Scholes option-pricing model include (1) 3.5% risk-free interest rate, (2) expected option life 10 years end, (3) expected volatility is 58.66% and (4) zero expected dividends.  No options were granted in fiscal 2006.

Earnings Per Share
The basic earnings per common share is computed by dividing the net income / (loss) by the weighted average number of common shares outstanding. Diluted net income / (loss) per common share is computed by dividing the net income / (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net income / (loss) per common share.

Reclassifications
Certain amounts in the fiscal 2005 financial statements have been reclassified to conform to the fiscal 2006 financial statement presentation.

Recently Issued Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company's financial position or its results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes” (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity's financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any, this interpretation may have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including the EITF), the American Institute of Certified Public Accountants (“AICPA”), and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company's present or future financial statements.

B - Going Concern

As shown in the accompanying financial statements, Auto Underwriters has incurred recurring losses of $4,507,592 and $6,574,353 in 2007 and 2006, respectively and has an accumulated deficit of $15,905,902 as of June 30, 2007. These conditions raise substantial doubt as to Auto Underwriters’ ability to continue as a going concern. Management’s plan to address this issue consists of the following elements:

•
Auto Underwriters currently has a convertible preferred stock offering underway, which may result in gross proceeds of up to $5 million. Through October 2007, Auto Underwriters has raised approximately $250,000 in gross proceeds under this offering. However, Auto Underwriters cannot predict with any certainty whether or not it will be successful in raising additional proceeds beyond that which has been raised to date.

•	Auto Underwriters expects to be able to borrow up to $913,930 under its LOC with Oak Rock.

The financial statements do not include any adjustments that might be necessary if Auto Underwriters is unable to continue as a going concern.

C - Finance Receivables

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include average components of (i) interest rates of 21%, (ii) a term of 36 months, (iii) payments $350, (iv) selling price of $10,200, (v) cost of $6,500, and (vi) down payments of $1,200.  The components of finance receivables as of June 30, 2007 and 2006 are as follows:

	2007	2006
Finance receivables	$11,438,028	$10,847,405
Less: allowance for credit losses	(2,755,850)	(2,417,300)

Total	$8,682,178	$8,430,105

Changes in the finance receivables allowance for credit losses for the year ended June 30, 2007 and 2006 are as follows:

	2007	2006
Balance at beginning of the period	$2,417,300	$2,323,089
Provision for asset purchases	-	-
Provision for credit losses	2,819,267	5,056,597
Recoveries	1,792,887	3,343,683
Net charge-offs	(4,238,604)	(8,306,069)

Balance at end of year	$2,755,850	$2,417,300

D - Accrued Liabilities

A summary of accrued liabilities as of June 30, 2007 is as follows:

	2007	2006
Accounts payable	$167,616	$289,081
Payroll and related taxes	523,774	372,641
Other	275,667	386,948

Total liabilities	$967,057	$1,048,670

E - Debt

Auto Underwriters has a $11,000,000 senior debt revolving line of credit (“LOC”) with Oak Rock Financial, LLC, (“Oak Rock”) bearing interest at the greater of prime + 7% or 15.25%. The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by its President.  The LOC matures March 31, 2008. At June 30, 2007, the balance of LOC was $10,047,045 of which Auto Underwriters had availability of approximately $913,930 under the facility.

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

A summary of Auto Underwriters’ LOC debt as of June 30, 2007 and 2006 is as follows:

Lender	Facility Amount	Interest Rate	Maturity	June 30, 2007 Balance	June 30, 2006 Balance

Oak Rock Financial, LLC	$11,000,000	Prime + 7%	March 31, 2008	$10,086,070	$9,013,025

In fiscal 2006, Auto Underwriters issued $990,000 in unsecured convertible promissory notes pursuant to a private placement.  These notes bear interest at 9.25% per annum from the date of issuance and are convertible into common stock at the request of the investor at $1.50 per share. These notes matured on February 28, 2007.  A total of $933,000 converted into common stock and the balance of $57,000 was returned to the investors.

In fiscal 2006, Auto Underwriters issued $1,000,000 in secured promissory notes pursuant to a private placement.  These notes bear interest at 10% per annum from the date of issuance, and are secured with our inventory and cash in our draft payment account. These notes matured on August 31, 2006. A total of $700,000 converted into 400,000 shares of common stock, $250,000 was returned to the investors, and $50,000 extended the maturity date of their notes to August 31, 2007.

On or about June 08, 2007, Auto Underwriters sold $1,100,000 in Secured Promissory Notes in a private placement to a limited number of accredited investors. The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer (the “Managing Dealer”)and received a sales commission of 6%, a due diligence fee of 1% and a non-accountable expense allowance of 3% of the gross proceeds. In addition to the cash payment, we also issued to the Managing Dealer a five year warrant to purchase 110,000 shares of our common stock at an exercise price of $2.50 per share.

The Secured Promissory Notes consist of: (i) Secured Promissory Notes which have in the aggregate a principal amount of $1,100,000 bearing interest at a rate of 10% per annum (issuable in individual notes in $100,000 increments) (the “Note”); (ii) for each $100,000 Note, a five-year warrant to purchase 15,000 shares of common stock of the Company at an exercise price of $2.50 per share with piggyback registration rights and cashless exercise and net issuance provisions (the “Bridge Warrant”); and (iii) possibly, for each $100,000 Note, a five-year warrant with the same terms as the Bridge Warrant to purchase 15,000 shares of the common stock of the Company for every 30 days that the Company fails to repay the Note (the “Liquidated Damages Warrant”) (the Bridge Warrant and the Liquidated Damages Warrant may be referred to collectively as the “Warrants”).

A summary of other debt as of June 30, 2007 is as follows:

Lender	Facility Amount	Interest Rate	Maturity	June 30, 2007 Balance	June 30, 2006 Balance

Private Placement	$990,000	9.25%	February 2007	$0	990,000
Private Placement	1,000,000	10.00%	August 2006	50,000	1,000,000
Private Placement	1,100,000	10.00%	October 2007	1,100,000	-

All debt is due within the next 12 months.

F - Income Taxes

As of June 30, 2007, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $____________ and $____________ which expire principally through _______ and _________, respectively. State net operating loss carryforwards are based on federal net operating losses, shich are limited to certain percentages and carryover period based on the year incurred. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of mor than 50% is deemed to occur within any three-year period.

The following table reconciles the statutory rates to the Company’s effective rate:

                                                                                                                               2007                                      2006
U.S. and California statutory rate (%)
Change in valuation allowance

The income tax (benefit) provision for fiscal 2007 and 2006 is as follows:

	2007	2006
Income tax provision
Current	$-	$(121,676)
Deferred	-	-

	$-	$(121,676)

G - Capital Stock

In Fiscal 2007, Auto Underwriters issued 400,000 shares of common stock for the conversion of $700,000 of Secured Notes.

In Fiscal 2007, Auto Underwriters issued 622,000 shares of common stock for the conversion of $950,000 of Unsecured Notes.

During the fiscal year ended June 30, 2007, Auto Underwriters sold an aggregate of 1,011,610 units of the Company’s securities (the “Units”) in a private placement to a limited number of accredited investors for gross proceeds of $5,058,049. The Units were sold at a price of $5.00 per unit, with each Unit consisting of two shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred”) and one warrant to purchase one share of the Company’s common stock (the “Common Stock”), exercisable for a period of five years, at an exercise price of $5.00 per share (the “Investor Warrants”). The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer (the “Managing Dealer”) and received a sales commission of 7%, and investment banking and marketing fee of 4% and a nonaccountable expense allowance of 3% of the gross proceeds of $5,058,049.The Managing Dealer also received a warrant to purchase 578,000 shares of the Company’s Common Stock, exercisable for a period of 5 years at $1.00 per share. The terms of the Series A Preferred, including but not limited to its rights and preferences, are set forth in the Certificate of Determination of Preferences of Series A Convertible Preferred Stock attached as Exhibit 3.2 to the Company’s Form 8-K filed under Item 5.03 on September 7, 2006 and are incorporated by reference herein.

H - Stock Options

General

On March 20, 2004, Auto Underwriters’ board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which was approved by the shareholders at the 2004 annual meeting.  The purpose of the 2004 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants and independent contractors and to provide an additional incentive for such persons to exert maximum efforts for Auto Underwriters’ and its affiliates’ success by encouraging stock ownership.  The maximum number of shares of common stock with respect to which awards may be presently granted pursuant to the 2004 Plan is 450,000 shares.  Shares issuable under the 2004 Plan may be either treasury shares or authorized but unissued shares.  The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in Auto Underwriters’ capitalization.

Subject to compliance with Rule 16b-3 of the Securities Exchange Act of 1934 (the “Exchange Act”), the 2004 Plan is administered by the board of directors or, in the event the Board shall appoint and/or authorize a committee, such as the compensation committee, of two or more members of the Board to administer the 2004 Plan, by such committee (the “Plan Administrator”).  Except for the terms and conditions explicitly set forth in the 2004 Plan, and subject to applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the Plan Administrator shall have the authority, in its discretion, to determine all matters relating to the options to be granted under the Plan, including, without limitation, selection of whether an option will be an incentive stock option or a nonqualified stock option, selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price per share, the timing of grants and all other terms and conditions of the options.

Options granted under the 2004 Plan do not have a vesting period, are exercisable for 10 years from the date of grant, do not provide for a “cashless exercise” option, and provide for an exercise price equal to the fair market value of the stock on the date of grant.

Non-Cash Compensation Expense

During the year ended June 30, 2007, the Company recorded $11,694 of stock-based compensation expense included with selling, general and administrative expense.  The weighted average assumptions used to value options granted during the year ended June 30, 2007 were as follows:

Weighted average estimated value per share	$1.86
Expected option life in years	4.0
Weighted average expected volatility	141%
Expected dividend yield	0%
Weighted average risk free interest rate	54.8%

The expected option life reflects the application of the simplified method set out in SAB 107. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.  The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The estimated volatility reflects the application of SAB 107’s interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on the Company’s expectation of not paying dividends on our common stock for the foreseeable future.

Future Non-Cash Compensation Expense

At June 30, 2007, the estimated future stock-based compensation expense to be charged to operations is as follows:

Year Ended June 30,	Stock Option Compensation Expense

2008	$46,522
2009	46,395
2010	46,395
2011	34,574
Total estimated future non- cash compensation expense	$173,886

Stock Option Activity and Outstanding

Summary information regarding options is as follows:

	Options Outstanding	Weighted-Average Exercise Prices
Balance at June 30, 2005	50,000	$0.50
Granted	0	0.00
Balance at June 30,2006	50,000	0.50
Granted	100,000	2.50
Balance at June 30, 2007	150,000	$1.83

At June 30, 2007, the Company had outstanding vested options totaling 58,333 shares with a weighted-average exercise price of $0.79.

At June 30, 2007, the options outstanding had a weighted-average exercise life of 9.14 years.

At June 30, 2007, there were 300,000 remaining shares available for issuance under the 2004 Stock Option Plan.

I - Leases

Auto Underwriters leases its used car sales and reconditioning facilities, payment centers, office facilities and equipment under various non-cancelable operating leases.  As of June 30, 2007, the aggregate rental payments due under such operating leases with remaining lease terms in excess of one year were as follows:

Years Ending June 30,	Amount

2008	273,910
2009	175,678
2010	37,172
Thereafter	0
$486,760

For fiscal 2007 and 2006, rent expense for all operating leases amounted to $302,551 and $285,457, respectively.

J - Related Party Transactions

Advances from related parties during fiscal June 30, 2007 and 2006 were ($3,948) and $8,927, respectively, and represent unsecured, non-interest bearing funds advanced to Auto Underwriters by Gateway Credit Holdings, Inc. (“Gateway”). The balance of the unsecured, non-interest bearing funds advanced as of June 30, 2007 and 2006 were $673,846 and $677,794, respectively, and the imputed interest for the year ended June 30, 2007and 2006 were $40,059 and $40,400 respectively. Gateway has a common officer and shareholder with Auto Underwriters.

K - Commitments and Contingencies

Mid-Atlantic Finance Company, Inc. (“Finance Company”) has filed a lawsuit against the Company on December 13, 2006 in the circuit of the 6th Judicial Circuit in and for Pinellas County, Florida seeking damages in excess of $15,000 for each on thirty contract purchase agreements. During fiscal years ended June 30, 2005 and 2006, we sold certain non-prime installment contracts to a finance company. We do not believe that the finance company has been properly crediting the residual payments due to us on the installment contracts, while the finance company believes that we have not met our obligations to repurchase certain defaulted installment contracts. As a result of this dispute, the Company has charged-off its receivable balance due from this finance company of approximately $1,100,000 during fiscal 2006 and have maintained a payable of approximately $152,000 for future repurchase obligations.

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of June 30, 2007, unpaid payroll taxes total approximately 203,484. The Company has estimated related penalties and interest at $109,000 computed through June 30, 2007, which are included in current liabilities at June 30, 2007. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service.

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

L - Supplemental Cash Flow Information

Supplemental cash flow disclosures for fiscal 2007 and 2006 are as follows:

	2007	2006
Interest paid	$1,626,167	$1,381,259
Income taxes paid	-	-
Common stock issued to purchase fixed assets	-	-
Notes issued to purchase fixed assets	-	-
Common stock issued to repay debt	1,633,000	75,000
Common stock issued to purchase assets	-	162,776

M – Subsequent Events

On or about July 20, 2007, Auto Underwriters of America, Inc. (the “Company”) entered into the Escrow, Servicing and Consignment Sale Agreement among Auto Underwriters Portfolio Acquisition Company, Inc., as Buyer/Borrower, Auto Underwriters Finance Company, Inc., as Servicer/Guarantor, Auto Underwriters of America, Inc., William Kellagher and Dean Antonis, as Guarantors, and AGM, LLC, as Administrative Agent and Initial Lender.  In the agreement, the Company, as a secured obligor, granted a first priority continuing security interest in and lien on certain consigned automobile inventory, loans and related documents and receivables to AGM, LLC.  The Company’s interest in the foregoing stems from its 100% ownership of its subsidiaries Auto Underwriters Portfolio Acquisition Company, Inc., and Auto Underwriters Finance Company, Inc.  A copy of the Escrow, Servicing and Consignment Sale Agreement is attached as Exhibit 10.1. to the Company’s Form 8-K filed under Item 1.01 on July 23, 2007 and is incorporated by reference herein.

Contemporaneously with the aforementioned Escrow, Servicing and Consignment Sale Agreement, the Company, as a Guarantor, and Auto Underwriters Portfolio Acquisition Company, Inc., a wholly owned subsidiary of the Company as Borrower, executed the Loan and Security Agreement among Auto Underwriters Portfolios Acquisition Company, Inc. (“AUPAC”), as Borrower, Auto Underwrites of America, Inc., William Kellagher, and Dean Antonis, as Guarantors, and AGM, LLC, as Administrative Agent and Initial Lender.  The Loan and Security Agreement provides for a series of term loans to Auto Underwriters Portfolio Acquisition Company, Inc., totaling an amount equal to $14,719,987.03 to be used to purchase automobile inventory and automobile loans from the seller/lender, AGM, LLC.  Although executed, the documents are being held in escrow contingent upon the issuance by the State of Texas of certain vehicle dealer and vehicle financing licenses and permits to our subsidiary AUPAC. Upon occurrence of the contingency a closing will be held and we will file an additional 8K disclosing the closing and the various documents involved however there can be no assurance that AUPAC will receive the required licenses from the State of Texas.

As of August 24, 2007, Auto Underwriters of America, Inc. (the “Company”) and J.P. Turner & Company, LLC (“J.P. Turner”) executed a Financial Representative Agreement.  J.P. Turner has been engaged to conduct a best efforts private placement offering of units that each consist of two (2) shares of Series A Convertible Preferred Stock and one warrant to purchase one (1) share of the Company’s common stock exercisable for a period of 5 years at an exercise price of $5.00.

The Agreement details the services to by provided by J.P. Turner and sets forth the compensation to be paid in return.  The Company shall pay Agent a total cash fee equal to fourteen percent (14.00%) of all gross proceeds received by the Company in the Private Placement  The Company shall also pay J.P. Turner a cash fee equal to seven percent (7.00%) of the gross proceeds as received by the Company from exercising of J.P. Turner’s Proposed Investor’s warrants, if any.  Upon the final closing of the offering, the Company shall also issue J.P. Tuner a success warrant to purchase a number of the Company’s common shares equal to fourteen percent (14.00%) gross proceeds of the as received by the Company in the Private Placement.  Said warrant shall have an exercise price equal to two and one half United State Dollars ($2.50) and a term of five (5) years from the date of issuance.

As of August 24, 2007, the Company and J.P. Turner also executed an Investment Banking Agreement.  J.P. Turner has been engaged to provide ongoing investor awareness and business advisory services to the Company for one year in exchange for three hundred sixty thousand (360,000) shares of the Company’s common stock.