Form 10KSB/A
period 2007-06-30
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2008-04-08
CIK 726747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB /A
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subje ct to such filing requirements for the past 90 days.
Yes          No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          No    X

Registrant’s revenues for its most recent fiscal year: $11,175,265

As of April 1, 2008, the aggregate market value of the common stock held by non-affiliates (all persons other than executive officers, directors and holder’s of 5% or more of the Registrant’s common stock) of the Registrant (2,867,154 shares) was $1,433,577.  As of April 1, 2008, there were 7,400,575 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format:   Yes ___   No     X

Documents Incorporated By Reference: None

Explanatory Note:

This Annual Report on Form 10-KSB/A (“Form 10-KSB/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended June 30, 2007, which was originally filed with the Securities and Exchange Commission (“SEC”) on October 15, 2007 (the “Original Filing”).  We are amending and restating the entire original filing.

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

This annual report on Form 10-KSB/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical information or statements of current condition.  Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.”  These forward-looking statements relate to our plans, objectives and expectations for future operations and growth.  Other forward-looking statements in this Form 10-KSB/A include statements regarding synergies and growth expected as a result of future acquisitions, expected growth in revenue, expected decreases in operating expenses, our expectation regarding our ability to consummate future acquisitions and the necessity for and expected availability of additional financing.  In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-KSB/A should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized.  Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-KSB/A as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market conditions, the volatile and intensely competitive environment in the automobile finance industry, entry into new and developing markets, customer concentration and attrition, dependence on effective billing and information systems, rapid technological change and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I

In this annual report on Form 10-KSB/A the terms “Auto Underwriters,” “Company,” “AUA”, “we,” “us” and “our” refer to Auto Underwriters of America, Inc. and we refer to our no par value common stock as common stock.

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

We began our specialty finance company operations in December 2002 to engage in the purchasing and servicing of non-prime installment contracts (“Contracts”) generated by automobile dealers in the sale of new and used automobiles and light trucks.  We provided financing programs to automobile dealers through our website Autounderwriters.com which allows the dealer to input various fields of information into an online financing application and obtain an automatic credit decision within 30 seconds.  Generally our target customers do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer’s credit history. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, we are willing to provide financing for purchases made by our customers who have short or impaired credit histories and for used automobiles. In making decisions regarding the financing of a particular contract, we consider several factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history. In addition, we examine the value of the automobile in relation to the purchase price and the term of the contract.

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

We believe there are significant opportunities to further expand our business through the acquisition of companies in the automotive retailing industry, including other specialty retailing and direct lending companies.  Our officers and directors are responsible for identifying, pursuing, and negotiating potential acquisition candidates and integrating acquired operations.  It is our goal to integrate acquired companies into our management structure and diversify operations successfully without a significant increase in general and administrative expenses.  In addition, future acquisitions should enable us to lower overhead costs through centralized geographical office operations.  We do not currently have any definitive agreements related to possible acquisitions and there can be no assurance that our acquisition strategy will be successful.

On or about July 20, 2007, the Company entered into the Escrow, Servicing and Consignment Sale Agreement among Auto Underwriters Portfolio Acquisition Company, Inc., as Buyer/Borrower, Auto Underwriters Finance Company, Inc., as Servicer/Guarantor, Auto Underwriters of America, Inc., William Kellagher and Dean Antonis, as Guarantors, and AGM, LLC, as Administrative Agent and Initial Lender.  In the agreement, the Company, as a secured obligor, granted a first priority continuing security interest in and lien on certain consigned automobile inventory, loans and related documents and receivables to AGM, LLC.  The Company’s interest in the foregoing stems from its 100% ownership of its subsidiaries Auto Underwriters Portfolio Acquisition Company, Inc., and Auto Underwriters Finance Company, Inc.  A copy of the Escrow, Servicing and Consignment Sale Agreement is attached to this annual report as Exhibit 10.9.

Contemporaneously with the aforementioned Escrow, Servicing and Consignment Sale Agreement, the Company, as a Guarantor, and Auto Underwriters Portfolio Acquisition Company, Inc., a wholly owned subsidiary of the Company as Borrower, executed the Loan and Security Agreement among Auto Underwriters Portfolios Acquisition Company, Inc. (“AUPAC”), as Borrower, Auto Underwrites of America, Inc., William Kellagher, and Dean Antonis, as Guarantors, and AGM, LLC, as Administrative Agent and Initial Lender.  The Loan and Security Agreement provides for a series of term loans to Auto Underwriters Portfolio Acquisition Company, Inc., totaling an amount equal to $14,719,987.03 to be used to purchase automobile inventory and automobile loans from the seller/lender, AGM, LLC.  Although executed, the documents are being held in escrow contingent upon the issuance by the State of Texas of certain vehicle dealer and vehicle financing licenses and permits to our subsidiary AUPAC. AUPAC received the required licenses from the State of Texas on December 12, 2007 but the agreements were terminated by AGM on or about December 4, 2007.  As more fully described in this annual report under “Item 3. Legal Proceedings,” we are currently involved in litigation against AGM, LLC.

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

We use the AutoUnderwriter.com credit decision software to determine the credit worthiness and proper deal structure for each customer financed. Sales people are generally not granted credit authority. The system takes into account the individual’s income, job and residence history, credit score and credit history. Other factors are then factored in such as type of car financed, term interest rate and down payment. The typical contract structure is a down payment of $1,300 or 12% of the selling price, an average interest rate of between 18% to 21%, average payments of $397 per month, and an average loan term of 36 months.

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

Each of our retail outlets maintains an average inventory of 40 to 80 vehicles, including a wide range of makes and models. The age of a retail vehicle ranges from two to eight years.  The majority of our inventory is acquired through wholesale auctions and from new car store franchises.  Management’s buying strategy is one of the keys to its success. The average cost of the vehicles purchased is $7,100.  The salesmen and managers incentive compensation is directly correlated to down payment and units sold per month.  All vehicles are inspected prior to taking delivery and any further maintenance that may be required is performed before the car is moved to the retail lot.

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

•
Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters.

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

Employees

As of April 1, 2008, we had 53 full-time employees.  None of our employees are subject to a collective bargaining agreement, and we consider our employee relations generally to be good.

Risk Factors

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.  Our financial statements reveal significant losses and the utilization of significant amounts of cash to support our operating activities.  There can be no assurance that adequate sources of financing will be obtained as required or that our assets will be realized and liabilities settled in the ordinary course of business.  Our financial statements do not include any adjustments related to the recoverability of assets that might be necessary if we are unable to continue as a going concern nor the potential need to make sizable payments in connection with pending litigation.

In order to continue as a going concern, we will require additional financing.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

In addition, we are involved in various litigations.  If an adverse ruling in any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate measures that could potentially limit our ability to exist further as a going concern.

Our independent registered public accounting firm has indicated substantial doubt about our ability to continue as a “going concern.”  If we are unable to successfully implement our business plan and secure equity financing, we may be unable to continue as a going concern.  Our current independent registered public accounting firm, in their report with respect to our financial statements as of June 30, 2007, included a “going concern” qualification. As discussed in Note B to the audited financial statements, we have incurred recurring losses and have an accumulated deficit of approximately $17,000,000 as of June 30, 2007, generate negative cash flows from operating activities and are currently involved in significant litigations that can have an adverse effect on the Company’s operations.  Because of these conditions, our independent registered public accounting firm has raised substantial doubt about our ability to continue as a going concern. We believe that we have the ability to borrow additional funds from third parties such as financial institutions and may be able to secure debt or equity financing that will be sufficient to fund operations for the next twelve months.

We have financed our operations primarily through equity and debt financings. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to implement our business plan. Such capital is expected to come from the sale of securities or the raising of additional debt. No assurances can be given that such financing will be available in sufficient amounts or at all. Our ability to continue our operations will be dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.

Material weaknesses or deficiencies in our internal controls over financial reporting could harm shareholder and business confidence in our financial reporting, our ability to obtain financing or other aspects of our business.  Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports.  As described in this annual report, management conducted an evaluation of internal controls and procedures. Based on that evaluation, our PEO and PFO concluded that our internal controls and procedures were not effective due to material weaknesses.  Because the material weaknesses have not been remediated, our PEO and PFO continue to conclude that our internal controls and procedures are not effective.

While we are in the process of implementing the remediation efforts, we may continue to experience difficulties or delays in implementing measures to remediate the material weaknesses. Additionally, if the remedial measures are insufficient to address the identified material weaknesses or if additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, and we may be subject to litigation.

Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our strategic alternatives, our financial condition and the market value of our securities.

We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal controls over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

We will require additional capital to implement our business plan, and, if additional capital is not available, we may have to curtail or cease operations.  We believe that the most efficient manner to increase shareholder value is to execute our business plan, which will require additional capital.  We have engaged investment banking firms to raise additional capital, or debt via equity or debt financings, until we can achieve positive cash flow.  However, there is no assurance that we will be successful in the short-term of raising additional funds to fulfill our business plan, or that we will ever be successful in raising additional capital for the business, which could have a material adverse effect on our results of operations and cash flows.

Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.  Material adverse legal judgments, fines, penalties or settlements arising from our pending litigation could require additional funding.  If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our results of operations and cash flows.

Such an outcome could have important consequences.  For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes, including debt reduction or dividend payments;

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industry in which we operate;
•	restrict our ability to introduce new technologies or exploit business opportunities;
•	make it more difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness; and
•	increase the difficulty and/or cost to us of refinancing our indebtedness.

Because our share price has been volatile, we may be the target of additional securities litigation, which is costly and time-consuming to defend.  In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies.  We can provide no assurance that our share price will remain stable on a going-forward basis.  Such litigation, coupled with existing shareholder litigation, could result in substantial costs and a diversion of management attention and resources, which could significantly harm our profitability and reputation.  These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of our common stock.

Effective control by current officers and directors and significant sales of shares by these individuals could have a negative impact on share price.  As of April, 2008, our officers and directors, and their affiliates beneficially own 23.1% of the total voting stock outstanding, including options, convertible securities and warrants for common stock such individuals may have the right to exercise.  Our officers and directors are in a position to have a significant impact on the outcome of substantially all matters on which shareholders are entitled to vote, including the election of directors.  In addition, based on the large number of shares currently owned by management, any sales of significant amounts of shares by our officers and directors, or the prospect of such sales, could adversely affect the market price of our common stock.  These individuals, if and when they sell their shares, are subject to the volume limitations imposed by Rule 144 with respect to sales by affiliates.

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

High Leverage.  We are highly leveraged. On June 30, 2007, our total indebtedness was approximately 96% of our total assets. A substantial portion of such debt is collateralized by our finance contracts, automobile inventory and certain furniture, fixtures and equipment.  Our substantial leverage could have adverse consequences, including: (i) limiting our ability to obtain additional financing, (ii) requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, (iii) exposing us to interest rate fluctuations due to floating interest rates on certain borrowings, (iv) increasing our vulnerability to changes in general economic conditions and competitive pressures, and (v) limiting our ability to capitalize on potential growth opportunities.

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

Pink Sheets. Our common stock is currently quoted on the Pink Sheet quotation system (the “Pink Sheets”).  The Pink Sheets are an inter-dealer, over-the-counter market that provides significantly less liquidity than national or regional stock exchanges.  Securities traded on the Pink Sheets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Pink Sheets.  Quotes for stocks included on the Pink Sheets are not listed in newspapers .  Therefore, prices for securities traded solely on the Pink Sheets may be difficult to obtain and holders of our common stock may be unable to sell their shares at any price.

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

Item 2.  Description of Properties

We lease our corporate offices in California and Texas.  Our California office services the majority of our indirect loan portfolio, consists of 300 square feet, located at 2670 South White Road, Suite 241, San Jose, California 95148, and is currently on a one year lease expiring September 30, 2008 with monthly payments of $1,259.  Our Texas office services the Houston lot operations, provides administrative services to the Company overall, consists of approximately 2,300 square feet, located at 17000 Dallas Parkway, Suite 202, Dallas, Texas 75248, and is currently on a five year lease expiring February 28, 2009 with monthly lease payments of $3,683.

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

Item 3.  Legal Proceedings

Mid-Atlantic

Mid-Atlantic Finance Company, Inc. filed a lawsuit against us on December 13, 2006 in the 6th Judicial Circuit of Pinellas County, Florida, seeking damages in excess of $450,000 concerning a dispute over certain non-prime installment contracts. Mid-Atlantic alleged that the Company failed to repurchase certain finance contracts that were in default.  We counter clamed and alleged that Mid-Atlantic breached its agreement by not remitting to us certain amounts due in relation to a hold back under the installment contracts.  As a result of this dispute, we charged-off our receivable balance due from this finance company of approximately $1,100,000 during fiscal 2006 and have maintained a payable of approximately $152,000 for future repurchase obligations.  On December 12, 2007, we settled this matter for periodic payments totaling $175,000.

Gunnels Interests

On October 18, 2007, AUA was sued in the 190th Judicial Court of Harris County, Texas, by Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels in the state court of Harris County, Texas.  Case No. 2007-51824, Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels v. Auto Underwriters of America, Inc., f/k/a Advanced Cellular Technology, Inc., d/b/a Affordable Cars and Trucks, Dean P. Antonis, and William J. Kellagher.  The lawsuit relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA.  Plaintiffs allege, among other things, fraud and breach of contract, and Plaintiffs seek money damages, including exemplary and mental anguish damages.   The Company is currently defending the lawsuit. As of June 30, 2007, the Company’s books reflect a payable due to Gunnels Interests, Inc. of approximately $352,000. The Plaintiffs have not specified any damages, but the estimated contingent liability ranges from $800,000 to $1,000,000, should they be successful. The Company is vigorously defending its position and believes the case is without merit.  Mr. Gunnels is currently an 8.8% shareholder.

AGM, LLC

Auto Underwriters of America, Inc. and its subsidiaries filed litigation against AGM, LLC on or about December 20, 2007 in the U.S. District Court for the Northern District of Illinois alleging that AGM materially breached the Escrow, Servicing and Consignment Sales Agreement dated July 19, 2007.   Specifically, AGM terminated the Escrow Agreement, but failed and refused to refund down payment funds in the amount of $964,000.  Further, we allege that AGM failed to pay Plaintiffs the amounts due and owing for services rendered under the terms of the Escrow Agreement, totaling approximately $155,000. As a result, Auto Underwriters and its subsidiaries have been damaged cumulatively in an amount totaling approximately $1,119,000, exclusive of prejudgment interest, attorneys’ fees and/or additional costs related to bringing this action. Plaintiffs believe that by its improper actions at the expense of Auto Underwriters and its subsidiaries, AGM has been unjustly enriched with monies rightfully belonging to Auto Underwriters and subsidiaries. Further, AGM’s willful and wanton disregard for the rights of Auto Underwriters and subsidiaries constitute an unlawful conversion of monies to which Auto Underwriters and subsidiaries are entitled to immediate possession.  Finally, by falsely and materially misrepresenting the financial bases and prospects for completing this Escrow Agreement, Defendant AGM fraudulently induced Auto Underwriters and subsidiaries into entering the Escrow Agreement and related agreements thereto.  Auto Underwriters and its subsidiaries hope that the court will grant these monies owed to them along with damages. AGM, LLC filed a counter claim on December 28, 2007 in Circuit Court, Cook County, Illinois to keep the $964,000 cash payment and recover other payments of approximately $3,000,000. Auto Underwriters and its subsidiaries believe they have no liability in this claim.

Other

In the normal course of business we may become involved with various other litigation.  Other than as described above, we know of no pending or threatened legal proceedings to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted during our fourth quarter of the fiscal year covered by this report to a vote of our shareholders.

Part II

Item 5.  Market for Common Equity, Dividends, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Prior to April 2006, there was no public trading market for our common stock. Beginning in April 2006, our common stock was quoted on the OTCBB under the symbol ADWT. The Company was notified on October 18, 2007, by the OTC Bulletin Board, that the Company’s stock was being removed from trading on the OTC Bulletin Board for failure to file timely financial statements with the SEC pursuant to FINRA Rule 6530(e).  As of October 29, 2007, the Company’s stock is traded under the symbol ADWT.PK on the Pink Sheets.

The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2007
Fourth Quarter	$3.75	$1.25
Third Quarter	$3.25	$0.65
Second Quarter	$4.00	$2.00
First Quarter	$5.01	$1.85

Fiscal 2006
Fourth Quarter	$3.50	$1.80
Third Quarter	$—	$—
Second Quarter	$—	$—
First Quarter	$—	$—

Holders

As of April 1, 2008 we had approximately 1,660 beneficial owners of record of our common stock.

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

Recent Sale of Unregistered Securities

Other than as described below, during the year ended June 30, 2007, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K or Form 10-QSB.

During the fiscal year ended June 30, 2007, Auto Underwriters sold an aggregate of 1,011,610 units of the Company’s securities (the “Units”) in a private placement to a limited number of accredited investors for gross proceeds of $5,058,049. The Units were sold at a price of $5.00 per unit, with each Unit consisting of two shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred”) and one warrant to purchase one share of the Company’s common stock (the “Common Stock”), exercisable for a period of five years, at an exercise price of $5.00 per share (the “Investor Warrants”). The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer (the “Managing Dealer”) and received a sales commission of 7%, and investment banking and marketing fee of 4% and a nonaccountable expense allowance of 3% of the gross proceeds of $5,058,049.The Managing Dealer also received a warrant to purchase 578,000 shares of the Company’s Common Stock, exercisable for a period of 5 years at $1.00 per share. These securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During fiscal 2006, Auto Underwriters borrowed $1,000,000 from several investors.  These loans were secured by the Company’s inventory, bearing interest at 10%, and were due September 1, 2006.  In August 2006, certain investors elected to convert $700,000 of these loans into 400,000 shares of common stock and five-year stock purchase warrants exercisable for a total of 140,000 shares of the Company’s Common Stock at an exercise price of $1.75 per share.  In August 2006, certain investors elected to receive a replacement note with a total balance of $50,000.  These replacement notes bear interest at 10%, have a new maturity date of August 31, 2007, and include a five-year stock purchase warrant exercisable for a total of 10,000 shares of the Company’s Common Stock at an exercise price of $1.75.  The Company paid $250,000 in cash plus accrued interest to the remaining investors that elected to not convert or extend the term of their loans.  The Company paid a NASD-licensed broker dealer a fee of $32,000 for their assistance in completing this transaction.  These securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On March 30, 2007, Auto Underwriters of America, Inc. converted $933,000 of outstanding principal balance (the “Outstanding Amount”) due on certain 9.25% unsecured convertible promissory notes that matured on February 28, 2007 into 622,005 shares of the Company’s common stock, determined by dividing the Outstanding Amount by $1.50.  Fractional shares were paid in cash.  The shares were issued to a limited number of accredited investors.  The common stock was offered and sold without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of the Securities Act and by Rule 506 of Regulation D promulgated thereunder.  An NASD-licensed broker dealer served as placement agent in connection with the conversion of the Notes and was paid an investment banking fee of $25,000 in connection with the transaction.

On or about June 8, 2007, Auto Underwriters sold $1,100,000 in Secured Promissory Notes in a private placement to a limited number of accredited investors. The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer (the “Managing Dealer”) and received a sales commission of 6%, a due diligence fee of 1% and a non-accountable expense allowance of 3% of the gross proceeds. In addition to the cash payment, we also issued to the Managing Dealer a five year warrant to purchase 110,000 shares of our common stock at an exercise price of $2.50 per share. The Secured Promissory Notes consist of: (i) Secured Promissory Notes which have in the aggregate a principal amount of $1,100,000 bearing interest at a rate of 10% per annum (issuable in individual notes in $100,000 increments) (the “Note”); (ii) for each $100,000 Note, a five-year warrant to purchase 15,000 shares of common stock of the Company at an exercise price of $2.50 per share with piggyback registration rights and cashless exercise and net issuance provisions (the “Bridge Warrant”); and (iii) for each $100,000 Note, a five-year warrant with the same terms as the Bridge Warrant to purchase 15,000 shares of the common stock of the Company for every 30 days that the Company fails to repay the Note (the “Liquidated Damages Warrant”) (the Bridge Warrant and the Liquidated Damages Warrant may be referred to collectively as the “Warrants”).  These securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-KSB/A for the year ended June 30, 2007 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the automobile sales and finance industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-KSB/A. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-KSB/A may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

We use AutoUnderwriter.com credit decision software to finance the sale of used cars by our four car sales lots in Houston, Texas and by selected third-party dealers.  We target a selected customer credit profile.  Such purchasers do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer’s credit history.  Our borrowers have short or impaired credit histories.  In making decisions regarding the purchase of a particular contract, we consider the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history.  In addition, we examine the value of the automobile in relation to the purchase price and the term of the contract.

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

Contingencies

From time to time, we are involved in disputes, litigation and other legal proceedings.  We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations

2007 vs 2006
(amounts in thousands)

Revenues

Total revenues decreased $2,816 for the year ended June 30, 2007 compared to the corresponding prior year principally as a result of limited inventory choices of our customers. We had insufficient inventory during the period because of capital constraints. The company has since secured two inventory floor plan financings and believes it now has sufficient inventory.

Cost of Sales

Total cost of sales as a percentage of sales was 68% or $6,423 for the year ended June 30, 2007 compared to the corresponding prior year of 86% or $10,000. Our gross margins improved as vehicle availability and prices have recovered from the effects of Hurricanes Katrina and Rita.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $55 for the year ended June 30, 2007 compared to the corresponding prior year.  This increase was primarily attributable to additional administrative staffing in our Texas operations and increased general operating expenses. Selling, general and administrative expenses as a percentage of sales was 35% for the period ended June 30, 2007 compared to 28% for the same corresponding prior period.

Interest Expense

Interest expense increased to $2,265 for the year ended June 30, 2007 as compared to $1,381 for the corresponding prior year.  Interest bearing indebtedness for fiscal 2007 decreased to $11,047 compared to $11,603 in fiscal 2006.  The increase in interest expense was primarily due to increased borrowing costs due to interest rate increases, and the sale of Series A Preferred Stock which includes an 8% dividend.

Analysis of Credit Losses

Provision for credit losses was $2,904 for the year ended June 30, 2007 as compared to $5,057 for the corresponding prior year.  The provision for credit loss as a percentage of sales was 31% on $9,513 of vehicle sales for fiscal 2007 verses 43% on $11,694 of vehicle sales in the corresponding prior year.  Our provision for credit losses improved as a result of improved underwriting guidelines, the incorporation of GPS tracking units in the vehicles we sell and we no longer had the negative effects of Hurricane Katrina and Rita.

We have a blended mix of finance receivable portfolios of both direct and indirect originations and also portfolios that relate to different acquisitions.  Our indirect originations had better recoveries and less charge offs than our direct originations.  During the fiscal period ended (iii) our year end evaluation of the static pool, the allowance of doubtful accounts as of June 30, 2007 was adjusted to 22%.

Liquidity and Capital Resources

Auto Underwriters of America, Inc.
	June 30,
	2007	2006
Operating activities:
Net loss	$(4,649,672)	(6,574,353)
Non-cash adjustments	1,011,422	439,782
Changes in finance receivables, net	(501,987)	825,688
Changes in operating assets and liabilities	(40,097)	1,554,651
Cash used in operating activities	(4,180,334)	(3,754,232)

Investing activities	(18,753)	1,142,610
Financing activities	5,866,356	2,547,671

Increase (decrease) in cash and cash equivalents	1,667,269	(63,951)

The Company purchases vehicles from auctions and wholesalers.  After these vehicles are reconditioned, they are placed at our stores and sold.  Our inventory is primarily financed by two floor plan financing facilities totaling $1,100,000.  When a vehicle is sold, an installment contract is executed with our customer and pledged as collateral on our line of credit.  The funds that are advanced on the installment contract is used to pay off the floor plan financing for the particular vehicle and the title is transferred into our customers name with the Company and our lender as lien holders.

Our primary use of working capital was the funding of the origination and purchase of contracts and inventory. The contracts were financed substantially through borrowings on our revolving line of credit. The line of credit is secured primarily by contracts, and available borrowings are based on a percentage of qualifying contracts. As of June 30, 2007, we had approximately $913,930 available under our line of credit.  We have also funded a portion of our working capital needs through the issuance of secured and unsecured notes.

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

Off-Balance Sheet Arrangements

At June 30, 2007, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

As of June 30, 2007, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties existed, except as described in “Note K: Commitments and Contingencies” in Part II, Item 7 of this Form 10-KSB/A, which are likely to have a material effect on our liquidity.

Item 7.  Financial Statements

Our financial statements are set forth immediately following Item 14 and the signature page of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 19, 2007, Clancy and Co., P.L.L.C. (“Clancy”) replaced Malone & Bailey, PC (“Malone”) as our independent registered public accountants.  Our Board of Directors approved and ratified the change of accountants from Malone to Clancy.

Malone’s reports on our financial statements for the two most recent fiscal years ended June 30, 2006 and through April 19, 2007, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to audit scope or accounting principles.  However, their report was modified to include an explanatory paragraph that indicated substantial doubt regarding our ability to continue operations as a going concern.

During the two most recent fiscal years ended June 30, 2006 and through April 19, 2007, there were no disagreements with Malone on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Malone's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B.

During the two most recent fiscal years ended June 30, 2006 and through April 19, 2007, we did not consult Clancy with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

We provided Malone with a copy of the foregoing disclosures and attached as Exhibit 16 to our Form 8-K filed April 23, 2007 is a copy of Malone’s letter stating their agreement with such statements.

Item 8A.  Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

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

            In connection with the audit of our financial statements for the year ended June 30, 2007, Clancy and Co., P.L.L.C. ("Clancy"), our independent auditors, informed the Board of Directors on February 27, 2008, of several "significant deficiencies" that collectively constituted a "material weakness" in our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board.

A SIGNIFICANT DEFICIENCY is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential and will not be prevented or detected.

A MATERIAL WEAKNESS is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement or the annual or interim financial statements will not be prevented or detected.

The following conditions were identified:

•
The current organization of the accounting department does not provide the Company with the adequate skills to accurately account for and disclose significant transactions or disclosures within the time periods as specified by SEC rules and forms.

•	Substantive matters are not being addressed appropriately by the Board resulting in inadequate oversight from the Board.

•	The process that the Company is currently using to monitor the ongoing quality of internal controls performance, identify deficiencies and trigger timely corrective action is not working effectively.

•	There is no adequate means of accurately capturing and recording certain significant and complex business transactions.

Accordingly, the Company's internal controls over financial reporting are not effective.

Based upon the Company's evaluation, which considered the above findings of Clancy, the Company's management, including the PEO and PFO, concluded that, as of June 30, 2007, the Company's internal controls over financial reporting were not effective.

In response to these deficiencies, the Company has interviewed three public accounting firms and narrowed the search down to one such firm who will be contracted, beginning March 2008, The firm will be engaged to assist the Company in establishing additional financial and disclosure controls.  They will also help ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules. Lastly, they will assist in a search for a qualified CFO.  Additionally, we are in the process of improving our internal control over financial reporting in an effort to remediate other deficiencies through improved supervision and training of our accounting staff.  This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures.

Changes In Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9 .  Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) of The Exchange Act

Our executive officers and directors are as follows:

Name	Age	Position with the Company

Dean Antonis	45	President, Treasurer and Director
William J. Kellagher	49	Executive Vice President and Director
Michele H. Clark	46	Secretary and Director

Dean Antonis has served as our president and as our treasurer since August 1985.  He is our co-founder and has served as a director since July 1981.  Mr. Antonis has also served as president and chief financial officer of Gateway Credit Holdings, Inc., a California non-prime automobile finance company since 1999.  Mr. Antonis served as project manager of Condor Investments, LLC., a California commercial finance lender, from 1997 to 1999.  Mr. Antonis received a B.S. in Business Administration from San Francisco State University in 1994.

William J. Kellagher has served as our executive vice president since December 2002 and was added as a director in July 2005.  He is the president and director of Auto Underwriters Finance Company, Inc., MileCare, Inc., and Auto Underwriters Acquisition Portfolio Acquisition Company, Inc.  Before that, Mr. Kellagher served as the president and chief executive officer of Epic Financial Services from 1996 to 2002, a non-prime automobile finance company that he co-founded.  From 1987 to 1995, he served as the chief executive officer of TruCare Health Systems, Inc., a Dallas, Texas based comprehensive rehabilitation company that provided physical, occupational and speech therapy services to hospitals, long-term care facilities, home health and privately owned clinics.  He co-founded TruCare and was responsible for growing the business to $23 million in annual revenues and $1.2 million in earnings in 1995.  From 1985 to 1987, Mr. Kellagher was a registered broker and financial consultant at Merrill Lynch, where he specialized in small business offerings and managed a portfolio in excess of $15 million.  Mr. Kellagher received a B.S. in Administration and Finance from the University of Houston in 1981.

Michele Clark has served as our secretary, controller and director since April 2007. Before that, Mrs. Clark served as our controller since January 2004. From 1996 to 2003, she was the chief financial officer for Epic Financial Services, a non-prime automobile finance company based in Texas. From 1990 to 1996, she was corporate controller for TruCare Health Systems, Inc., a provider of therapy to long-term health care units based in Dallas, Texas.  Ms. Clark was awarded a M.B.A. from Texas A&M University at Commerce in 1987.  Her area of concentration was Accounting.  She holds two B.B.A. degrees (Accounting and Finance) from Texas A&M University at Commerce.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in certain legal proceedings

Other than as disclosed in this annual report under “Item 3. Legal Proceedings,” none of our officers or directors have been involved in a legal proceeding requiring disclosure in the last five years.

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

Board Nominees

The board of directors believes that, considering the size of the Company and the board of directors, decisions relating to nominations for election to the Board can be made on a case-by-case basis, and without the formality of a nominating committee, by all members of the Board.  The board of directors does not have an express policy with regard to the consideration of any director candidates recommended by shareholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis.

Audit Committee

We do not have a standing audit committee of the board of directors.  Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We do not have a financial expert serving on the board of directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond our current financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the scope and complexity of accounting issues raised in our financial statements at this stage of our development as a public company.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, our directors, officers, and 10% shareholders are required to report to the SEC their beneficial ownership of common stock and any changes in that ownership.  Based solely on the review of Forms 3, 4 and 5 furnished to us and certain representations made to us, we believe that all filings were made timely during fiscal 2007.

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

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d0	(e)	(f)	(g)	(h)	(i)	(j)
Name And Principal Position	Year June 30,	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)(2)	Total ($)

Dean Antonis President, Treasurer and Director	2007	$66,800	-	-	-	-	-	-	$66,800

William J. Kellagher Executive Vice President and Director	2007	$159,452	-	-	-	-	-	-	$159,452

Michele H. Clark Secretary and Director	2007	$75,000	-	--	11,694	-	-	-	$86,694

(1)
 Reflects dollar amount expensed by us during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments (options) based on the grant date fair value of the award, and to recognize that cost over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.   For a description of FAS 123R and the assumptions used in determining the value of the options, see the notes to the consolidated financial statements included with this report.

(2)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2007.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean Antonis	—	—	—	$—	—	—	—	—	—

William J. Kellagher	—	—	—	$—	—	—	—	—	—

Michele H. Clark	100,000	—	—	$2.50	4/4/17	—	—	—	—

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

Employment Agreements

We do not have any employment agreements with any of our named executive officers or any of our employees.

Director’s Compensation

Our directors do not receive any cash compensation for their service as members of the board of directors.  Directors are reimbursed for reasonable travel and out-of-pocket expenses in connection with the attendance of board meetings, and are eligible to receive awards of stock and options for their services to us. A director compensation table is not included in this annual report because all directors are also executive officers whose full compensation is reflected in the summary compensation table above.

Item 11 .  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Unless otherwise indicated below, the address of the officers, directors and beneficial owners is c/o Auto Underwriters of America, Inc., 2670 South White Road, Suite 241, San Jose, CA 95148.

The following table specifies the amount of shares of common stock that each 5% or greater beneficial owner holds as of April 1, 2008.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock Outstanding(1)
Common Stock	Lawrence E. Gunnels	650,000	8.8%
Common Stock	Timothy Hassell 2361 Campus Drive, Suite 210 Irvine, CA 92612	663,480	9.0%
Common Stock	David Hulin	530,000(2)	6.7%

The following table specifies the amount of shares of common stock that each executive officer or director holds as of April 1, 2008.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock Outstanding(1)
Common Stock	Dean Antonis	837,936	11.3%
Common Stock	William J. Kellagher	750,000	10.1%
Common Stock	Michele H. Clark	128,125(3)	1.7%
Common Stock	All officers and directors as a group (3) persons	1,716,061	23.1%
______________
*	Indicates less than 1%
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

(2)	Includes 530,000 shares of Series A Convertible Preferred Stock that is currently convertible into shares of our common stock on a one-for-one basis within 60 days of April 1, 2008.
(3)	Includes 100,000 options granted to Ms. Clark pursuant to the 2004 Stock Option Plan. The options are immediately exercisable at $2.50 per share and expire April, 2017.

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

Item 12 .  Certain Relationships and Related Transactions, and Director Independence

Advances from related parties during fiscal June 30, 2007 and 2006 were ($3,948) and $8,927, respectively, and represent unsecured, non-interest bearing funds advanced to Auto Underwriters by Gateway Credit Holdings, Inc. (“Gateway”). The balance of the unsecured, non-interest bearing funds advanced as of June 30, 2007 and 2006 were $673,846 and $677,794, respectively, and the imputed interest for the year ended June 30, 2007and 2006 were $40,059 and $40,400 respectively. Gateway has a common officer and shareholder (Dean Antonis) with Auto Underwriters.

Director Independence

Dean Antonis, William Kellagher and Michele Clark serve as the members of our board of directors.  All of our directors are employees and do not qualify as independent directors pursuant to the rules of any national securities exchange or of an inter-dealer quotation system.

Item 13.  Exhibits

(a)	Exhibits:

	3.1	Amended and Restated Articles of Incorporation.(1)
	3.2	Certificate of Determination of Preferences of Series A Convertible Preferred Stock.(2)
	3.3	Bylaws.(3)
	10.1	Asset Purchase Agreement with Advantage Autoplex, Inc. and TAB Enterprises, Inc. dated March 10, 2004.(1)
	10.2	Asset Purchase Agreement with Advantage Autoplex, Inc. and TAB Enterprises, Inc. dated March 12, 2004.(1)
	10.3	Loan, Security and Service Agreement with Oak Rock Financial, LLC dated March 31, 2003 and amendments thereto.(4)
	10.4	Standard Industrial Lease of Caldwell LaHaye Real Estate Associates dated November 1, 2004.(4)
	10.5	The Commercial Lease with Transworld Corporation dated July 1, 2005.(4)
	10.6	Asset Purchase Agreement with Gateway Credit Holdings, Inc. dated June 30, 2005.(4)
	10.7	Asset Purchase Agreement with EPIC Financial Services, Inc. dated June 30, 2005.(4)
	10.8	Floor Plan Agreement dated April 19, 2007. (5)
	10.9	Escrow, Servicing and Consignment sale Agreement dated July 19, 2007. (6)
	14.1	Code of Ethics.(7)
	16.1	Letter from Malone & Bailey, P.C.(8)
	21.1	List of Subsidiaries*
	31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
	31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
	32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*
	32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*
______________
*  Filed Herewith

(1)	Document previously filed with the U.S Securities and Exchange Commission on August 13, 2004 as an exhibit to our Form 10-QSB and incorporated herein by reference.
(2)	Document previously filed with the U.S. Securities and Exchange Commission on September 7, 2006 as Exhibit 3.2 to our Form 8-K and incorporate herein by reference.
(3)	Document previously filed with the U.S. Securities and Exchange Commission.
(4)	Document previously filed with the U.S. Securities and Exchange Commission on October 12, 2005 as an exhibit to our Form 10-KSB and incorporated herein by reference.
(5)	Document previously filed with the U.S. Securities and Exchange Commission on April 23, 2007 as Exhibit 99.1 to our Form 8-K and incorporate herein by reference.
(6)	Document previously filed with the U.S. Securities and Exchange Commission on July 27, 2007 as Exhibit 10.1 to our Form 8-K and incorporate herein by reference.
(7)	Document previously filed with the U.S. Securities and Exchange Commission on May 12, 2005 as Exhibit 14 to our Form 10-KSB and incorporated herein by reference.
(8)	Document previously filed with the U.S Securities and Exchange Commission on April 23, 2007 as Exhibit 16 to our Form 8-K and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The following table shows the aggregate fees billed to us for professional services by our independent registered public accounting firm during fiscal 2007 and 2006:

	Fiscal 2007(1)	Fiscal 2006(1)
Audit fees	$40,737	$84,520
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$40,737	$84,520
__________
(1)
As previously disclosed, on April 19, 2007, Clancy and Co., P.L.L.C. replaced Malone & Bailey, PC as our independent registered public accounting firm.  Fees for Fiscal 2007 reflect those of Clancy and fees for Fiscal 2006 reflect those of Malone.

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

AUTO UNDERWRITERS OF AMERICA, INC.

Date: April 8, 2008	By: /s/ DEAN ANTONIS
Dean Antonis
President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEAN ANTONIS	President, Treasurer and Director	April 8, 2008
Dean Antonis

/s/ WILLIAM KELLAGHER	Executive Vice President and Director	April 8, 2008
William Kellagher

/s/ MICHELE H. CLARK	Secretary and Director	April 8, 2008
Michele H. Clark

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Auto Underwriters of America, Inc.
San Jose, California

We have audited the accompanying balance sheet of Auto Underwriters of America, Inc. (“Auto Underwriters”) as of June 30, 2007 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of Auto Underwriters’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto Underwriters as of June 30, 2007 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
www.clancyandco.com
Phoenix, Arizona

February 27, 2008

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

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 10, 2006

Auto Underwriters of America, Inc.
Balance Sheets
June 30

	2007	2006

Assets:
Cash	$1,671,430	$4,161
Finance receivables, net	8,932,091	8,430,105
Accounts receivable, other	35,572	47,022
Inventory	1,507,276	285,135
Deferred financing cost	-	261,595
Prepaid and other assets	27,898	63,502
Property and equipment, net	111,408	138,152
Total assets	$12,285,675	$9,229,672

Liabilities and stockholders’ deficit
Accounts payable and accrued liabilities	$989,818	$1,048,670
Drafts payable and floor plan liabilities	1,103,250	-
Dividends Payable	187,749	-
Revolving credit facilities	10,086,070	9,013,025
Other notes payable	961,198	2,590,695
Advances from related parties	673,846	677,794
Deferred sales tax	892,763	794,990
Total liabilities	14,894,694	14,125,174

Commitments and contingencies (Note K)

Stockholders' deficit:
Preferred stock: no par, 10,000,000 shares authorized, 2,023,220 issued and outstanding at June 30, 2007. Liquidation preference of $5,058,050	4,253,735	-
Common stock: no par, 100,000,000 shares authorized, 7,040,575 issued and outstanding (6,018,570 at June 30, 2006)	10,825,909	5,768,364
Accumulated deficit	(17,688,663)	(10,663,866)
Total stockholders' deficit	(2,609,019)	(4,895,502)

Total liabilities and stockholders’ deficit	$12,285,675	$9,229,672

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Statements of Operations
For the Years Ended June 30

	2007	2006

Revenues:
Sales	$9,513,570	$11,694,268
Interest income – Finance Receivables	1,503,224	1,967,492
Other	158,471	329,805
Total revenues	11,175,265	13,991,565

Cost and expenses:
Cost of sales	6,423,338	9,999,673
Selling, general and administrative	3,925,688	3,870,683
Provisions for credit losses	2,903,585	5,056,597
Discount on sale of loans	-	83,744
Depreciation and amortization	307,092	295,638
Interest expense	2,265,234	1,381,259
Total costs and expenses	15,824,937	20,687,594

Loss before income taxes	(4,649,672)	(6,696,029)

Income tax benefit (expense)	-	121,676

Net loss	(4,649,672)	-
		-
Preferred deemed dividends	(2,375,323)	-

Net loss available to common stockholders	$(7,024,995)	$(6,574,353)

Loss per share attributable to common stockholders:
Basic and diluted	$(1.07)	$(1.09)

Weighted average number of shares outstanding
Basic and diluted	6,567,092	6,054,532

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Statement of Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2007 and 2006

	Common Stock		Series A Preferred		Deferred	Retained
	Shares	Amount	Shares	Amount	Compensation	Deficit	Total

Balances at June 30, 2005	6,020,053	$5,453,878		$-	$(230,175)	$(4,052,426)	$1,171,277

Common stock issued for:
Consulting services	40,000	170,000					170,000
Conversion of accounts payable	150,000	75,000					75,000
Purchase of assets	108,517	162,776					162,776
Cancellation of shares	(300,000)	(150,000)					(150,000)
Imputed interest		40,400					40,400
Reclassification of deferred compensation					230,175		230,175
Prior year adjustment						(37,087)	(37,087)

Net loss						(6,574,353)	(6,574,353)

Balances at June 30, 2006	6,018,570	$5,768,364			-	(10,663,866)	(4,895,502)

Series A Preferred shares issued and 1,011,610 warrants to purchase common Stock, net of issuance costs			2,023,220	4,253,735			4,253,735
Conversion of Secured Notes	400,000	700,000					700,000
Conversion of Unsecured Notes	622,000	933,000					933,000
Imputed interest on related party loans		40,059					40,059
Fair value of warrants issued in connection with debt		1,185,218					1,185,218
Stock-based compensation cost - options		11,694					11,694
Fractional shares	5
Preferred deemed dividends		2,187,574				(2,187,574)	-
Dividend accrued on Series A Preferred Stock						(187,749)	(187,749)
Prior year adjustment						198	198
Net loss						(4,649,672)	(4,649,672)
Balances at June 30, 2007	7,040,575	$10,825,909	2,023,220	$4,253,735	$-	$(17,688,663)	$(2,609,019)

See accompanying summary of accounting policies and notes to financial statements.

Auto Underwriters of America, Inc.
Statements of Cash Flows
For the Years Ended June 30, 2007 and 2006

	2007	2006
Operating Activities:
Net loss	$(4,649,672)	$(6,574,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Option expense	11,694	20,000
Warrant expense	561,045	-
Imputed interest	40,059	40,400
Bad debt expense	35,000	-
Depreciation and amortization expense	307,092	295,638
Amortization of loan discounts	78,022	-
Gain from written off loan	(21,490)	-
Discount on sale of loans	-	83,744
Changes in finance receivables, net:
Finance receivable originations and purchases, net of payments	(5,198,459)	(7,422,152)
Provision for credit losses	2,903,585	4,904,157
Inventory acquired in repossession	1,792,887	3,343,683
Subtotal finance receivables	(501,987)	825,688
Changes in operating assets and liabilities:
Accounts receivable	-	1,119,708
Inventory	(1,222,141)	376,217
Prepaid and other assets	12,054	(11,641)
Accounts payable and accrued liabilities	(58,653)	166,560
Drafts payable	1,130,870	-
Income taxes payable	-	(121,676)
Deferred sales taxes	97,773	25,483
Net cash used in operating activities	(4,180,334)	(3,754,232)

Investing activities:
Purchase of property and equipment	(18,753)	(3,564)
Proceeds from the sale of finance receivables	-	1,146,174
Net cash provided (used) by investing activities	(18,753)	1,142,610

Financing activities:
Repayments to related parties	(3,948)	8,927
Proceeds from revolving credit facilities, net	1,073,045	867,497
Proceeds from (repayments of) other debt, net	(556,476)	1,671,247
Proceeds from loan	1,100,000	-
Proceeds from sale of preferred stock	4,253,735	-
Net cash provided by financing activities	5,866,356	2,547,671

Increase (decrease) in cash and cash equivalents	1,667,269	(63,951)
Cash and cash equivalents at:
Beginning of year	4,161	68,112

End of year	$1,671,430	$4,161

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

Cash and Cash Equivalents
Auto Underwriters considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.  Cash equivalents generally consist of interest-bearing money market accounts.  Periodically, Auto Underwriters maintains cash in financial institutions in excess of the amounts insured by the federal government.

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

Income Taxes
Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.  The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. A valuation allowance is provided against deferred tax assets if it is more likely than not that such assets will not be realized.

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

Earnings Per Share
The basic earnings per common share is computed by dividing the net earnings / (loss) by the weighted average number of common shares outstanding. Diluted net earnings / (loss) per common share is computed by dividing the net earnings / (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net earnings / (loss) per common share.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 (i) permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our fiscal year ending June 30, 2008. Management has evaluated the impact of the adoption of this statement and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending June 30, 2008. Management has evaluated the impact of the adoption of this statement and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for our fiscal year ending June 30, 2008. We are currently evaluating the potential impact FIN 48 will have on our financial position and results of operations.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for our fiscal year ending June 30, 2009. Management is evaluating the impact of the statement but it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on securities currently classified as held-for-sale and held-to-maturity. SFAS 159 is effective for our fiscal year ending June 30, 2009. Management is evaluating the impact of the statement but it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company expects that the adoption of this new standard will not have a material impact on our financial position, results of operations or cash flows

Statement of Financial Accounting Standards No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, changes in accounting for deferred tax asset valuation allowances be expensed after the measurement period, and acquired income tax uncertainties be expensed after the measurement period. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The Company expects that the adoption of this new standard will not have a material impact on our financial position, results of operations or cash flows.

      Other recent accounting pronouncements issued by the FASB (including the EITF), the American Institute of Certified Public Accountants (“AICPA”), and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company's present or future financial statements.

B - Going Concern

As shown in the accompanying financial statements, Auto Underwriters has incurred recurring losses and has an accumulated deficit of approximately $17,700,000 as of June 30, 2007, and generates negative cash flows from operating activities. These conditions raise substantial doubt as to Auto Underwriters’ ability to continue as a going concern. Management’s plan to address this issue consists of the following elements:

•
From September 2007 through December 2007 the Company issued a total of 403,164 shares of Series A convertible preferred stock (“Series A Stock”) at $2.50 per share, for net total proceeds of $866,803 (net of issuance costs totaling $141,108).  For every two shares of Series A Stock issued, investors received a warrant to purchase the Company’s common stock at $2.50 per share.  The warrants are immediately vested and are exercisable and expire five years from the date of issuance.

•	Auto Underwriters has available $913,930 under its line of credit with Oak Rock Financial, LLC at June 30, 2007.

Management also believes that it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months.  Therefore, for at least the next twelve months, the Company can continue to operate as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

C - Finance Receivables

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships.  For 2007, these installment sale contracts typically include average components of (i) interest rates of 18%, (ii) a term of 39 months,

(iii) payments $397, (iv) selling price of $12,500, (v) cost of $7,100, and (vi) down payments of $1,300.  The components of finance receivables as of June 30, 2007 and 2006 are as follows:

	2007	2006
Finance receivables	$11,438,029	$10,847,405
Less: allowance for credit losses	(2,505,938)	(2,417,300)

Total	$8,932,091	$8,430,105

Changes in the finance receivables allowance for credit losses for the years ended June 30, 2007 and 2006 are as follows:

	2007	2006
Balance at beginning of the period	$2,417,300	$2,323,089
Provision for credit losses	2,903,585	5,056,597
Recoveries	1,792,887	3,343,683
Net charge-offs	(4,607,834)	(8,306,069)

Balance at end of year	$2,505,938	$2,417,300

D – Accounts payable and accrued liabilities

A summary of accrued liabilities as of June 30 is as follows:

	2007	2006
Accounts payable	$193,130	$289,081
Payroll and related taxes	523,774	372,641
Recourse obligation	175,000	152,440
Other	97,914	234,508

Total liabilities	$989,818	$1,048,670

E - Debt

Revolving Credit Facilities

Auto Underwriters has a $11,000,000 senior debt revolving line of credit (“LOC”) with Oak Rock Financial, LLC, (“Oak Rock”) bearing interest at the greater of prime + 7% or 15.25%. The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by its President.  The LOC matures March 31, 2008. At June 30, 2007, the balance of LOC was $10,086,070 of which Auto Underwriters had availability of approximately $913,930 under the facility.

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

A summary of Auto Underwriters’ Revolving Credit Facilities as of June 30, 2007 and 2006 is as follows:

Lender	Facility Amount	Interest Rate	Maturity	June 30, 2007 Balance	June 30, 2006 Balance

Oak Rock Financial, LLC	$ 11,000,000	Prime + 7%	March 31, 2008	$ 10,086,070	$ 9,013,025

Other Notes Payable

A summary of Other Notes Payable as of June 30 is as follows:

	2007	2006
Unsecured Convertible Promissory Notes	$-	$990,000

Secured Promissory Notes	50,000	1,000,000

Short-term Bridge Loans:
Principal payments due in less than 12 months	1,100,000	-
Discount on debt – fair value of warrants attached to debt	(624,173)	-
Amortized discount – 2007	78,022	-
	553,849	-

Notes Payable – Gunnels Interests, Inc.	352,349	590,243

Notes Payable – Other	5,000	26,490

	$961,198	$2 ,590,695

All debt is due within the next 12 months.

Unsecured Convertible Promissory Notes

In fiscal 2006, Auto Underwriters issued $990,000 in unsecured convertible promissory notes pursuant to a private placement.  These notes bear interest at 9.25% per annum from the date of issuance and are convertible into common stock at the request of the investor at $1.50 per share. These notes matured on February 28, 2007.  During the fiscal year ended June 30, 2007, notes totaling $933,000 were converted into common stock and the balance of $57,000 was returned to the investors.

Secured Promissory Notes

In fiscal 2006, Auto Underwriters issued $1,000,000 in secured promissory notes pursuant to a private placement.  These notes bear interest at 10% per annum from the date of issuance, and are secured with our inventory and cash in our draft payment account. These notes matured on August 31, 2006. During the fiscal year ended June 30, 2007, notes totaling $700,000 were converted into 400,000 shares of common stock, $250,000 was returned to the investors, and $50,000 extended the maturity date of their notes to August 31, 2007, which were fully repaid in November 2007.

Short-term Bridge Loans

On or about June 8, 2007, Auto Underwriters sold $1,100,000 in Secured Promissory Notes in a private placement to a limited number of accredited investors. The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer (the “Managing Dealer”)and received a sales commission of 6%, a due diligence fee of 1% and a non-accountable expense allowance of 3% of the gross proceeds. In addition to the cash payment, we also issued to the Managing Dealer a five year warrant to purchase 110,000 shares of our common stock at an exercise price of $1.50 per share.

The Secured Promissory Notes consist of: (i) Secured Promissory Notes which have in the aggregate a principal amount of $1,100,000 bearing interest at a rate of 10% per annum (issuable in individual notes in $100,000 increments) (the “Note”); (ii) for each $100,000 Note, a five-year warrant to purchase 15,000 shares of common stock of the Company at an exercise price of $2.50 per share with piggyback registration rights and cashless exercise and net issuance provisions (the “Bridge Warrant”); and (iii) possibly, for each $100,000 Note, a five-year warrant with the same terms as the Bridge Warrant to purchase 15,000 shares of the common stock of the Company for every 30 days that the Company fails to repay the Note (the “Liquidated Damages Warrant”) (the Bridge Warrant and the Liquidated Damages Warrant may be referred to collectively as the “Warrants”).  There were 165,000 warrants issued with the Secured Promissory Notes. In November 2007, the Company repaid $302,500 of the notes leaving a balance of $797,500.  See Note K “Contingent Liability.”

The 275,000 warrants issued were assigned a fair value of $624,173, which is amortized to expense over the life of the loan. The warrants were accounted for in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, which requires the warrants to be recorded at their fair value as discount to the debt with an offset to equity. The fair value of the warrants was accounted for under SFAS 123, using the Black-Scholes valuation model The warrants were valued using the following assumptions:  expected volatility of 141%, risk-free interest rate of 4.8%, dividend yield of 0% and a term of 5 years.

Notes Payable – Gunnels Interests, Inc.

Amounts due to Gunnels Interests, Inc. relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA. See Note K “Litigation, Claims, and Assessments.”

Notes Payable – Other

Notes Payable – Other represents various immaterial amounts owed during the ordinary course of business. During 2007, the Company wrote off $21,490 representing one outstanding notes payable because the creditor is no longer in business and the statute of limitations for holding liabilities had expired.

F - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2007, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $10,700,000, available to offset future federal and state taxable income to the extent permitted under the Internal Revenue Code (“IRC”), expiring in varying amounts through 2027 and 2017, respectively. State net operating loss carryforwards are based on federal net operating losses, which are limited to certain percentages and carryover periods based on the year incurred. Under the IRC, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income.

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by approximately $1,800,000, primarily due to net operating loss carryforwards. Income taxes using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the change in the valuation allowance on deferred tax assets.

Net deferred tax asset was as follows at June 30:

	2007	2006

Deferred tax asset, net operating loss carryforwards	4,700,000	2,900,000
Valuation allowance	(4,700,000))	(2,900,000)

Net deferred tax asset	-	-

The income tax (benefit) provision for fiscal 2007 and 2006 is as follows:

	2007	2006
Income tax provision
Current	$-	$(121,676)
Deferred	-	-

	$-	$(121,676)

G - Capital Stock

The Company was notified on October 18, 2007, by the OTC Bulletin Board, that the Company’s stock was being removed from trading on the OTC Bulletin Board for failure to file timely financial statements with the SEC pursuant to FINRA Rule 6530(e).  As of October 29, 2007, the Company’s stock is traded under the symbol ADWT.PK on the Pink Sheets.

In Fiscal 2007, Auto Underwriters issued 400,000 shares of common stock for the conversion of $700,000 of Secured Notes.

In Fiscal 2007, Auto Underwriters issued 622,000 shares of common stock for the conversion of $933,000 of Unsecured Notes.

Issuance of Series A Stock

From August 2006 through June 2007 the Company issued a total of 2,023,220 shares of Series A convertible preferred stock (“Series A Stock”) at $2.50 per share, for net total proceeds of $4,253,735 (net of issuance costs totaling $804,315).  For every two shares of Series A Stock issued, investors received a warrant to purchase the Company’s common stock at $2.50 per share.  The warrants are immediately vested and exercisable and expire five years from the date of issuance.  During the year ended June 30, 2006, the Company entered an agreement to act as the placement agent in connection with the Series A Stock.  In connection with the agreement, the Company issued the placement agent a warrant to purchase up to 1,000,000 shares of the Company’s common stock, depending on the total proceeds of the offering.  During the year ended June 30, 2007, the warrant was adjusted down to 578,000 shares due to a “clawback provision” in the placement agreement.  The fair value of the warrants was $40,576. No accounting entry was made for the stock issuance costs as the debit and credit are to the same financial statement caption. See further discussion below.

The holders of the Company’s Series A Stock are entitled to the following rights, preferences, restrictions and other matters as follows:

Dividends.  The Preferred Stock accrues dividends at a rate of 8% per annum, payable in cash or in shares of common stock. Subject to certain terms and conditions, the decision whether to pay for dividends in cash or in shares of common stock, shall be at the discretion of the Company’s board of directors.  The dividends are cumulative and in preference to any dividends declared and paid to the holders of common stock.  To date, the Company has not paid any dividends.  During the year ended June 30, 2007 the Company accrued Series A Stock dividends of approximately $187,749.

Liquidation Preference. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of Series A Stock shall be entitled to receive an amount equal to $2.50 per share (adjusted for stock splits, stock dividends and reclassifications) plus any accrued but unpaid dividends.  If assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A Stock shall be distributed among such holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion Rights. All or any portion of the stated value of the Series A Stock outstanding may be converted into common stock at anytime by the investors. The conversion rate of the preferred stock is on a two-to-one basis, subject to anti-dilution protection adjustments.

Rights of First Refusal.  In the event that the Company decides to offer additional securities, either through a debt or equity offering, holders of Series A Stock have the first right of refusal to participate in that offering.

Automatic Conversion. Each share of Series A Stock shall automatically be converted into shares of common stock, at the conversion price in effect, if and when the following three requirements simultaneously exist: (1) the shares of Common Stock underlying the Series A Preferred Stock have been registered with the SEC, (2) the Common Stock is publicly traded, and (3) the 30 trading-day average closing price reported on the national securities exchange on which the Common Stock is then listed or the closing bid price of the Common Stock in the NASDAQ Reporting System is at least $3.50 per share.  Additionally, each share of Series A Stock will be automatically converted into Common Stock upon the consent of at least two-thirds of the then-outstanding shares of Series A Stock.   If the Series A Stock has not converted into common stock within 720 days after the Series A Stock final closing, each share of Series A Stock will automatically covert into two shares of common stock.

Voting Rights.  Holders of preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted.  Fractional shares, on an as-converted basis, shall be rounded to the nearest whole number.

Deemed Dividend on Preferred Stock.  In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Series A Stock is considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company's common stock at the issuance date. The Company recorded a deemed dividend on preferred stock in the fourth quarter of 2007 of $2,187,574. This non-cash dividend is to reflect the implied economic value to the preferred stockholder of being able to convert its shares into common stock at a price which was in excess of the fair value of the Series A Stock at the time of issuance. The fair value allocated to the Series A Stock together with the original conversion terms were used to calculate the value of the deemed dividend on the Series A Stock of $2,187,574 on the date of issuance. The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Stock into shares of common stock of $2.50 per share and the fair market value of the Company's common stock on the date of issuance of the Series A Stock.  This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The Company has treated the deemed dividend on preferred stock as a reconciling item on the consolidated statements of operations to adjust its reported net loss, together with any preferred stock dividends recorded during the applicable period, to the loss available to common stockholders line item on the statements of operations.

The terms of the Series A Preferred, including but not limited to its rights and preferences, are set forth in the Certificate of Determination of Preferences of Series A Convertible Preferred Stock attached as Exhibit 3.2 to the Company’s Form 8-K filed under Item 5.03 on September 7, 2006 and are incorporated by reference herein.

Warrants

During August 2006, the Company issued warrants to purchase 150,000 shares of common stock at $1.75 per share to holders of the $700,000 Secured Notes as incentive to convert the Secured Notes into 400,000 shares of the Company’s common stock.  These warrants were recognized at the fair value, as calculated by the Black-Scholes pricing model, on the date of issuance in the amount of $561,045.  The warrants vested immediately resulting in the non-cash interest expense of $561,045 on the date of issuance.  The warrants expire in August 2011.

From August 2006 through June 2007, the Company issued warrants to purchase a total of 1,011,610 shares of the Company’s common stock, for $5.00 per share, as part of the Series A Stock offering.  The fair value of these warrants, $2,489,941 as calculated by the Black-Scholes pricing model, was accounted for as a non-cash Series A Stock issuance cost.  The warrants expire five years from the date of issuance.

In connection with the Company’s bridge loan entered in June 2007, the Company issued warrants to buy 220,000 and 55,000 shares of the Company’s common stock at $2.50 and $1.50, respectively.  The Company recorded the fair value of these warrants, as calculated by the Black-Scholes pricing model, of $624,173 on the issuance date as debt discount and will accrete the value to interest expense over the original four-month life of the bridge loan.  The Company recorded interest expense for the year ended June 30, 2007 of $78,022 in connection with the warrants.  The warrants vested immediately and expire June 2012.

The Company calculates the initial fair value of all its warrants under the Black-Scholes pricing model with the following assumptions: contractual term of five years, 4.8% risk-free interest rate, expected volatility of 141% and expected dividend yield of 0%.

The following table summarizes warrant activity for the years ended June 30, 2007 and 2006:

	Number of Common Stock Shares	Weighted Average Exercise Price
Balance at June 30, 2005	0	-
Granted	1,250,000	$1.10
Balance at June 30, 2006	1,250,000	1.10
Granted	1,436,610	4.14
Cancelled	(422,000)	1.00
Balance at June 30, 2007	2,264,610	3.75

The weighted-average remaining contractual life and weighted-average exercise price of all warrants outstanding and of warrants exercisable as of June 30, 2007 were as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.00	578,000	3.75
1.50	305,000	3.87
1.75	150,000	4.09
2.50	220,000	4.96
5.00	1,011,610	4.55
	2,264,610

All warrants were exercisable at June 30, 2007.

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

Non-Cash Compensation Expense

During the year ended June 30, 2007, the Company recorded $11,694 of stock-based compensation expense included with selling, general and administrative expense.  The weighted average assumptions used to value options granted during the year ended June 30, 2007 were as follows:

Weighted average estimated value per share	$1.86
Expected option life in years	4.0
Weighted average expected volatility	141%
Expected dividend yield	0%
Weighted average risk free interest rate	4.8%

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

Future Non-Cash Compensation Expense

At June 30, 2007, the estimated future stock-based compensation expense to be charged to operations is as follows:

Year Ended June 30,	Stock Option Compensation Expense

2008	$46,522
2009	46,395
2010	46,395
2011	34,574
Total estimated future non-cash compensation expense	$173,886

Stock Option Activity and Outstanding

Summary information regarding options is as follows:

	Options Outstanding	Weighted-Average Exercise Prices
Balance at June 30, 2005	50,000	$0.50
Granted	0	0.00
Balance at June 30,2006	50,000	0.50
Granted	100,000	2.50
Balance at June 30, 2007	150,000	$1.83

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

I - Leases

Auto Underwriters leases its used car sales and reconditioning facilities, payment centers, office facilities and equipment under various non-cancelable operating leases.  As of June 30, 2007, the aggregate rental payments due under such operating leases with remaining lease terms in excess of one year were as follows:

Years Ending June 30,	Amount

2008	$350,112
2009	175,678
2010	37,172
Thereafter	0
$562,962

For fiscal 2007 and 2006, rent expense for all operating leases amounted to approximately $353,000 and $285000, respectively.

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

Litigation, claims and assessments

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

Mid-Atlantic Finance Company, Inc. filed a lawsuit against us on December 13, 2006 in the 6th Judicial Circuit of Pinellas County, Florida, seeking damages in excess of $450,000 concerning a dispute over certain non-prime installment contracts. As a result of this dispute, we charged-off our receivable balance due from this finance company of approximately $1,100,000 during fiscal 2006 and have maintained a payable of approximately $152,000 for future repurchase obligations.  On December 12, 2007, we settled this matter for periodic payments totaling $175,000. The entire amount of $175,000 was accrued as of June 30, 2007, and is included in the balance sheet caption “Accounts payable and accrued liabilities”. As of the date of issuance of these financial statements, $42,500 has been paid.

On October 18, 2007, AUA was sued in the 190th Judicial Court of Harris County, Texas, by Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels in the state court of Harris County, Texas [Case No. 2007-51824, Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels v. Auto Underwriters of America, Inc., f/k/a Advanced Cellular Technology, Inc., d/b/a Affordable Cars and Trucks,  Dean P. Antonis, and William J. Kellaghert].  The lawsuit relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA.  Plaintiffs allege, among other things, fraud and breach of contract, and Plaintiffs seek money damages, including exemplary and mental anguish damages.   The Company is currently defending the lawsuit. As of June 30, 2007, the Company’s books reflect a payable due to Gunnels Interests, Inc. of approximately $352,000. The Plaintiffs have not specified any damages, but the estimated contingent liability ranges from $800,000 to $1,000,000, should they be successful. The Company is vigorously defending its position and believes the case is without merit. The financial statements do not include any adjustments related to the outcome of this uncertainty.

Auto Underwriters of America, Inc. and its subsidiaries filed litigation against AGM, LLC on or about December 20, 2007 in the U.S. District Court for the Northern District of Illinois.  AGM materially breached the Escrow, Servicing and Consignment Sales Agreement dated July 19, 2007.  Specifically, AGM terminated the Escrow Agreement, but failed and refused to refund down payment funds in the amount of $964,000.  Further, AGM failed to pay Plaintiffs the amounts due and owing for services rendered under the terms of the Escrow Agreement, totaling approximately $155,000. As a result, Auto Underwriters and its subsidiaries have been damaged cumulatively in an amount totaling approximately $1,119,000, exclusive of prejudgment interest, attorneys’ fees and/or additional costs related to bringing this action. Auto Underwriters and its subsidiaries believe that the court will grant these monies owed to them along with damages. AGM, LLC filed a counter claim on December 28, 2007 in Circuit Court, Cook County, Illinois to keep the $964,000 cash payment and recover other payments. Auto Underwriters and its subsidiaries believe they have no liability in this claim as the case is completely without merit.

Delinquent payroll taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of June 30, 2007, unpaid payroll taxes total approximately $430,000. The Company has estimated related penalties and interest at $94,000 computed through June 30, 2007, which are included in current liabilities at June 30, 2007. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service. As of the date of issuance of these financial statements, the entire balance remains payable.

Delinquent sales taxes

The Company had a deferred sales tax balance of $892,763 as of June 30, 2007.  The deferred sales tax becomes due on the 20th day of the following month that a principal payment is collected on an installment contract.  Deferred sales tax also becomes due if the installment sales contract is sold to an unaffiliated third party.  As of June 30, 2007, the total deferred sales tax due was $397,065.  As of the date of issuance of these financial statements, the entire balance remains payable.

Contingent liability

The Series A Preferred Stock includes registration rights that require the Company to file a registration statement with the Securities and Exchange Commission (the "SEC") registering the shares of common stock underlying the preferred stock within 60 days after the final closing (December 31, 2007) date and to have such registration statement declared effective within 165 days after the issue date. For every day the Company is late in filing the Registration Statement beyond 60 days, the Company is obligated to issue to the Investors on a pro rata basis additional Series A Preferred shares in whole share increments equal to 1% of the Series A Preferred shares purchased in this Offering.

The Company accounts for the registrations rights agreement under EITF-00-19-2, Accounting for Registration Payment Arrangements (“EITF-00-19-2”).  Because EITF 00-19-2 specifically states that an entity should recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument(s) subject to that arrangement, the registration rights agreement does not in and of itself cause the host contract (Series A Stock) to be considered a derivative instrument.

In management’s opinion, payment of the registrations rights contingent liability is not probable, and therefore, not reflected in the Company’s financials statements as of June 30, 2007. The Company will continue to evaluate the registration rights contingent liability and the probability of the occurrence of payment under the registration rights at each reporting period to determine if the liability should be reflected in the Company’s financial statements.

L - Supplemental Cash Flow Information

Supplemental cash flow disclosures for fiscal 2007 and 2006 are as follows:

	2007	2006
Cash for:
Interest	$1,586,108	$1,381,259
Income taxes	-	-

Non-cash supplemental disclosures:
Preferred deemed dividend	546,894	-
Common stock issued to repay debt	1,633,000	75,000
Common stock issued to purchase assets	-	162,776

M – Subsequent Events

Termination of “Escrow, Servicing and Consignment Sales Agreement”

On or about July 20, 2007, Auto Underwriters of America, Inc. (the “Company”) entered into the Escrow, Servicing and Consignment Sale Agreement among Auto Underwriters Portfolio Acquisition Company, Inc., as Buyer/Borrower, Auto Underwriters Finance Company, Inc., as Servicer/Guarantor, Auto Underwriters of America, Inc., William Kellagher and Dean Antonis, as Guarantors, and AGM, LLC, as Administrative Agent and Initial Lender.  In the agreement, the Company, as a secured obligor, granted a first priority continuing security interest in and lien on certain consigned automobile inventory, loans and related documents and receivables to AGM, LLC.  The Company’s interest in the foregoing stems from its 100% ownership of its subsidiaries Auto Underwriters Portfolio Acquisition Company, Inc., and Auto Underwriters Finance Company, Inc.  A copy of the Escrow, Servicing and Consignment Sale Agreement is attached as Exhibit 10.1. to the Company’s Form 8-K filed under Item 1.01 on July 23, 2007 and is incorporated by reference herein. This agreement was subsequently terminated on December 4, 2007.

Contemporaneously with the aforementioned Escrow, Servicing and Consignment Sale Agreement, the Company, as a Guarantor, and Auto Underwriters Portfolio Acquisition Company, Inc., a wholly owned subsidiary of the Company as Borrower, executed the Loan and Security Agreement among Auto Underwriters Portfolios Acquisition Company, Inc. (“AUPAC”), as Borrower, Auto Underwrites of America, Inc., William Kellagher, and Dean Antonis, as Guarantors, and AGM, LLC, as Administrative Agent and Initial Lender.  The Loan and Security Agreement provides for a series of term loans to Auto Underwriters Portfolio Acquisition Company, Inc., totaling an amount equal to $14,719,987.03 to be used to purchase automobile inventory and automobile loans from the seller/lender, AGM, LLC.  Although executed, the documents are being held in escrow contingent upon the issuance by the State of Texas of certain vehicle financing licenses and permits to our subsidiary AUPAC. Upon occurrence of the contingency a closing will be held and we will file an additional 8K disclosing the closing and the various documents involved however there can be no assurance that AUPAC will receive the required licenses from the State of Texas. These licenses were issued on December 12, 2007.

Private Placement of Series A Convertible Preferred Stock

 During August 2007, Auto Underwriters of America, Inc. (the “Company”) and J.P. Turner & Company, LLC (“J.P. Turner”) executed a Financial Representative Agreement.  J.P. Turner has been engaged to conduct a best efforts private placement offering of units that each consist of two (2) shares of Series A Convertible Preferred Stock and one warrant to purchase one (1) share of the Company’s common stock exercisable for a period of 5 years at an exercise price of $5.00.

The Agreement details the services to by provided by J.P. Turner and sets forth the compensation to be paid in return.  The Company shall pay Agent a total cash fee equal to fourteen percent (14.00%) of all gross proceeds received by the Company in the Private Placement.  The Company shall also pay J.P. Turner a cash fee equal to seven percent (7.00%) of the gross proceeds as received by the Company from exercising of J.P. Turner’s Proposed Investor’s warrants, if any.  Upon the final closing of the offering, the Company shall also issue J.P. Tuner a success warrant to purchase a number of the Company’s common shares equal to fourteen percent (14.00%) gross proceeds of the as received by the Company in the Private Placement.  Said warrant shall have an exercise price equal to two and one half United State Dollars ($2.50) and a term of five (5) years from the date of issuance.  J.P. Turner sold 403,164 units of the offering which resulted in $1,007,911 being raised. The shares have not been issued by the Company’s independent transfer agent as of the date of issuance of these financial statements.

Common Stock Issued

During August 2007, the Company and J.P. Turner also executed an Investment Banking Agreement.  J.P. Turner has been engaged to provide ongoing investor awareness and business advisory services to the Company for one year in exchange for three hundred sixty thousand (360,000) shares of the Company’s common stock.  The shares have been issued by the Company’s independent transfer agent as of the date of issuance of these financial statements.