Form 10QSB/A
period 2006-09-30
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2008-05-19
CIK 726747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A
(Amendment No. 2)
(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number: 0-11582

AUTO UNDERWRITERS OF AMERICA, INC. (Exact Name of Small Business Issuer as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	94-2915849 (IRS Employer Identification No.)

2670 South White Road Suite 241 San Jose, CA 95148 (Address of Principal Executive Offices)	(408) 270-3587 (Issuer’s Telephone Number)

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

Yes          No    X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,400,575 shares as of April 30, 2008.

Transitional Small Business Disclosure Format (check one):

Yes          No    X

Explanatory Note:

This Quarterly Report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed as Amendment No. 2 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, which was originally filed with the Securities and Exchange Commission on November 20, 2006 (“Original Filing”), as amended by Amendment No. 1 filed on November 21, 2006 (“Amendment No. 1”).  We are amending and restating the entire Original Filing and Amendment No. 1.  The financial statements as of and for the three months ended September 30, 2006 have been restated resulting from adjustments made to our interim financial information as a result of the statutorily required review that had not been previously performed by our independent auditors in advance of the Original Filing.  Unless expressly noted otherwise, the disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Filing, and do not reflect events occurring after the filing of the Original Filing unless expressly noted otherwise.  Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to these filings.  The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

Part I . Financial Information

Item 1. Financial Statements
Auto Underwriters of America, Inc.
Balance Sheets (Unaudited)

	(RESTATED)
Assets:	September 30, 2006	June 30, 2006
Cash and cash equivalents	$34,001	$4,161
Finance receivables, net of allowance $2,250,031and $2,417,300, respectively	7,405,146	8,430,105
Other receivables	29,280	47,022
Property and equipment, net of accumulated depreciation $69,536 and $59,646, respectively	128,262	138,152
Inventory	861,790	285,135
Prepaid and other assets	35,215	63,502
Deferred financing cost	226,758	261,595
Total assets	$8,720,452	$9,229,672

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	$790,612	$1,048,670
Drafts payable and floor plan liabilities	216,505	-
Other notes payable	1,761,944	2,590,695
Senior debts - revolving line of credit	8,527,982	9,013,025
Deferred sales tax	736,825	794,990
Advances from related parties	674,995	677,794
Total liabilities	12,708,863	14,125,174

Commitments and contingencies

Stockholders’ equity/(deficit):
Preferred stock: no par value: 10,000,000 authorized 423,020 issued and outstanding	909,492	-
Common stock: no par value: 100,000,000 authorized issued and outstanding: 6,418,570 and 6,018,570 respectively	8,002,498	5,768,364
Retained deficit	(12,900,401)	(10,663,868)
Total stockholders’ equity/(deficit)	(3,988,411)	(4,895,504)

Total liabilities and stockholders’ equity/(deficit)	$8,720,452	$9,229,672

See Notes to Financial Statements.

Auto Underwriters of America, Inc.
Statements of Operations
For the three months ended September 30, 2006 and 2005
(Unaudited)

	(RESTATED)
	2006	2005
Revenues:
Sales	$862,990	$5,490,278
Interest income	390,437	535,949
Other	19,972	185,097
Total revenues	1,273,398	6,211,324

Costs and expenses:
Cost of sales	566,397	3,526,713
Selling, general and administrative	715,337	1,220,188
Provision for credit losses	213,267	1,122,379
Discount on sales of receivables	-	78,455
Depreciation and amortization	103,103	15,804
Interest expense – warrants	561,045	-
Interest expense	387,759	289,950
Total costs and expenses	2,546,908	6,253,489

Loss before income taxes	(1,273,510)	(42,165)
Provision for income tax benefit (expense)	-	-

Net loss	$(1,273,510)	$(42,165)
Preferred deemed dividends	(963,074)	-
Net loss available to common stockholders	$(2,236,584)	$(42,165)

Loss per share:
Basic and diluted	$(0.37)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	6,060,328	6,020,053

See Notes to Financial Statements.

Auto Underwriters of America, Inc.
Statements of Cash Flows
For the three months ended September 30, 2006 and 2005
(Unaudited)

	(RESTATED)
	2006	2005
Operating activities:
Net loss	$(1,273,510)	$(42,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,103	15,804
Bad debt expense	35,000	-
Imputed interest	10,015	-
Warrant expense	561,045	-
Discount on sale of finance receivables	-	78,455
Change in finance receivables, net:
Finance receivables originations and purchased, net of payments	337,494	(3,300,472)
Provision for credit losses	213,267	1,122,379
Inventory acquired in repossession	474,198	917,865
Subtotal finance receivables	1,024,959	(1,260,228)
Changes in operating assets and liabilities:
Deferred financing cost	(52,361)	(39,375)
Accounts receivable	17,742	(682,332)
Inventory	(576,655)	(588,569)
Prepaid and other expense	(6,714)	(20,828)
Accounts payable and accrued liabilities	(258,008)	619,994
Drafts payable	216,505	-
Deferred sales taxes	(58,165)	201,554
Net cash used in operating activities	(257,044)	(1,717,690)

Investing activities:
Purchase of property and equipment	-	(3,564)
Sale (purchase) of finance receivables	-	(170,576)
Proceeds from sale of finance receivables	-	1,146,174
Net cash provided by investing activities	-	972,034

Financing activities:
Proceeds from (repayments to) related party	(2,799)	(1,000)
Proceeds from revolving credit facilities, net	(485,043)	486,146
Repayments on other notes payable	(134,766)	(28,252)
Proceeds from sale of Series A Preferred Stock	909,492	382,500
Net cash provided by financing activities	286,884	839,394

Increase (decrease) in cash	29,840	(93,738)
Cash at beginning of period	4,161	68,112
Cash at end of period	$34,001	$161,850

Cash paid for:
Interest	$377,744	$289,950
Income tax	-	-

Non-cash supplemental disclosures:
Preferred deemed dividend	$963,074	-
Common stock issued to repay debt	$700,000	-

See Notes to Financial Statements.

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

NOTE 2 – RESTATEMENT

The financial statements as of and for the three months ended September 30, 2006 have been restated resulting from adjustments made to our interim financial information as a result of the statutorily required review that had not been previously performed by our independent auditors in advance of the original filing. The following table presents the effects of the restatement adjustment on the accompanying financial statements as of and for the three months ended September 30, 2006:

Balance Sheets	As Previously Reported	Effect of Restatement	As Restated
Assets
Prepaid and other current assets	70,215	(35,000)	35,215
Total assets	8,755,452	(35,000)	8,720,452

Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable and accrued liabilities	(767,851)	(22,761)	(790,612)
Deferred sales tax	(681,440)	(55,385)	(736,825)
Total liabilities	(12,630,717)	(78,146)	(12,708,863)

Stockholders’ equity/(deficit)
Common stock	(6,468,364)	(1,534,134)	(8,002,498)
Retained deficit	11,253,121	1,647,280	12,900,401
Total stockholders’ equity/(deficit)	3,875,265	113,146	3,988,411

Statements of Operations	As Previously Reported	Effect of Restatement	As Restated
Selling, general and administrative	602,200	113,146	715,337
Interest expense – warrants	-	561,045	561,045
Interest expense – other	377,744	10,015	387,759
Net loss	(589,313)	(684,206)	(1,273,510)
Preferred deemed dividends	-	(963,074)	(963,074)
Net loss available to common stockholders	(589,313)	(1,647,271)	(2,236,584)
Loss per share – basic and diluted	(0.09)	(0.28)	(0.37)

Statements of Cash Flows	As Previously Reported	Effect of Restatement	As Restated
Net cash used in Operating Activities	(1,226,159)	(969,115)	(257,044)
Net cash provided by Financing Activities	1,255,999	969,115	286,884

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Auto Underwriters has incurred recurring losses from operations in 2006 and 2005 and has an accumulated deficit of $12,900,401 as of September 30, 2006. These conditions raise substantial doubt as to Auto Underwriters’ ability to continue as a going concern. Management believes that it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months.  Therefore, for at least the next twelve months, the Company can continue to operate as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - FINANCE RECEIVABLES

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from approximately 12% to 27% per annum and provide for payments over periods ranging from 18 to 60 months.

The components of finance receivables as of September 30, 2006 and June 30, 2006 are as follows:

	September 30	June 30
Finance receivables	$9,655,177	$10,847,405
Less: allowance for credit losses	(2,250,031)	(2,417,300)

Finance receivables, net	$7,405,146	$8,430,105

Changes in the finance receivables allowance for credit losses for the periods ended September 30, 2006 and June 30, 2006 are as follows:

	2007	2006
Balance at beginning of the period	$2,417,300	$2,323,089
Provision for credit losses	213,267	5,056,597
Recoveries	474,198	3,343,683
Net charge-offs	(854,734)	(8,306,069)

Balance at end of year	$2,250,031	$2,417,300

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is as follows:

	September 30, 2006	June 30, 2006
Accounts payable	$327,233	$289,081
Payroll and related taxes	171,342	372,641
Recourse obligation	175,000	152,440
Other	117,037	234,508

Total liabilities	$790,612	$1,048,670

NOTE 6 – DEBT

Revolving Credit Facilities

Auto Underwriters has a $9,000,000 senior debt revolving line of credit (“LOC”) with Oak Rock Financial, LLC, (“Oak Rock”) bearing interest at the greater of prime + 7% or 15.25%. The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by its President. At September 30, 2006, the balance of LOC was $8,527,982 of which Auto Underwriters had availability of approximately $472,000 under the facility, maturing on March 31, 2007.

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

A summary of Auto Underwriters’ Revolving Credit Facilities as of September 30, 2006 and June 30, 2006 is as follows:

Lender	Facility Amount	Interest Rate	Maturity	September 30, 2006	June 30, 2006 Balance

Oak Rock Financial, LLC	$ 9,000,000	Prime + 7%	March 31, 2007	$ 8,527,982	$ 9,013,025

Other Notes Payable

A summary of Other Notes Payable as of September 30, 2006 and June 30, 2006 is as follows:

	September 30, 2006	June 30, 2006
Unsecured Convertible Promissory Notes	$979,977	$990,000

Secured Promissory Notes	250,000	1,000,000

Notes Payable – Gunnels Interests, Inc.	505,477	590,243

Notes Payable – Other	26,490	26,490

	$1,761,944	$2 ,590,695

All debt is due within the next 12 months.

Unsecured Convertible Promissory Notes

In fiscal 2006, Auto Underwriters issued $990,000 in unsecured convertible promissory notes pursuant to a private placement.  These notes bear interest at 9.25% per annum from the date of issuance and are convertible into common stock at the request of the investor at $1.50 per share. These notes mature on February 28, 2007.  See Note 10.

Secured Promissory Notes

In fiscal 2006, Auto Underwriters issued $1,000,000 in secured promissory notes pursuant to a private placement.  These notes bear interest at 10% per annum from the date of issuance, and are secured with our inventory and cash in our draft payment account. These notes matured on August 31, 2006. In August 2006, notes totaling (i) $700,000 were converted into 400,000 shares of common stock at $1.75 per share with five-year stock purchase warrants exercisable for a total of 140,000 shares of the Company’s Common Stock at an exercise price of $1.75 per share. See Note 7; (iii) $50,000 were extended with a maturity date of August 31, 2007; and (iii) $250,000 were repaid in cash plus accrued interest to the remaining investors that elected to not convert or extend the term of their loans. See Note 10.

Notes Payable – Gunnels Interests, Inc.

Amounts due to Gunnels Interests, Inc. relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA. See Note 9 “Litigation, Claims, and Assessments.”

Notes Payable – Other

Notes Payable – Other represents various immaterial amounts owed during the ordinary course of business.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the quarter ended September 30, 2006, the Company issued 400,000 shares of common stock for the conversion of $700,000 of Secured Notes.  See Note 6.

Issuance of Series A Stock

During the quarter ended September 30, 2006, the Company issued a total of 423,020 shares of Series A convertible preferred stock (“Series A Stock”) at $2.50 per share, for net total proceeds of $909,492 (net of issuance costs totaling $148,058).  See Note 10. For every two shares of Series A Stock issued, investors received a warrant to purchase the Company’s common stock at $2.50 per share.  The warrants are immediately vested and exercisable and expire five years from the date of issuance.  During the year ended June 30, 2006, the Company entered an agreement with a NASD-licensed broker-dealer to act as the placement agent in connection with the Series A Stock.  In connection with the agreement, the Company issued the placement agent a warrant to purchase up to 1,000,000 shares of the Company’s common stock, depending on the total proceeds of the offering.  The warrant was adjusted down to 578,000 shares due to a “clawback provision” in the placement agreement.  The fair value of the warrants was $40,576. No accounting entry was made for the stock issuance costs as the debit and credit are to the same financial statement caption. See further discussion below.

The holders of the Company’s Series A Stock are entitled to the following rights, preferences, restrictions and other matters as follows:

Dividends.  The Preferred Stock accrues dividends at a rate of 8% per annum, payable in cash or in shares of common stock. Subject to certain terms and conditions, the decision whether to pay for dividends in cash or in shares of common stock, shall be at the discretion of the Company’s board of directors.  The dividends are cumulative and in preference to any dividends declared and paid to the holders of common stock.  As of September 30, 2006, the Company has not paid or accrued any dividends.

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

Deemed Dividend on Preferred Stock.  In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , and EITF Issue No. 00-27,  Application of Issue No. 98-5 to Certain Convertible Instruments , the Series A Stock is considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company's common stock at the issuance date. This non-cash dividend is to reflect the implied economic value to the preferred stockholder of being able to convert its shares into common stock at a price which was in excess of the fair value of the Series A Stock at the time of issuance. The fair value allocated to the Series A Stock together with the original conversion terms were used to calculate the value of the deemed dividend on the Series A Stock of $963,074 on the date of issuance. The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Stock into shares of common stock of $2.50 per share and the fair market value of the Company's common stock on the date of issuance of the Series A Stock.  This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The Company has treated the deemed dividend on preferred stock as a reconciling item on the consolidated statements of operations to adjust its reported net loss, together with any preferred stock dividends recorded during the applicable period, to the loss available to common stockholders line item on the statements of operations.

The terms of the Series A Preferred, including but not limited to its rights and preferences, are set forth in the Certificate of Determination of Preferences of Series A Convertible Preferred Stock attached as Exhibit 3.2 to the Company’s Form 8-K filed under Item 5.03 on September 7, 2006 and are incorporated by reference herein.

Warrants

During August 2006, the Company issued warrants to purchase 150,000 shares of common stock at $1.75 per share to holders of the $700,000 Secured Notes as incentive to convert the Secured Notes into 400,000 shares of the Company’s common stock.  See Note 6. These warrants were recognized at the fair value, as calculated by the Black-Scholes pricing model, on the date of issuance in the amount of $561,045.  The warrants vested immediately resulting in the non-cash interest expense of $561,045 on the date of issuance.  The warrants expire in August 2011.

During the quarter ended September 30, 2006, the Company issued warrants to purchase a total of 211,510 shares of the Company’s common stock, for $5.00 per share, as part of the Series A Stock offering.  The fair value of these warrants, $705,600 as calculated by the Black-Scholes pricing model, was accounted for as a non-cash Series A Stock issuance cost.  The warrants expire five years from the date of issuance.

The Company calculates the initial fair value of all its warrants under the Black-Scholes pricing model with the following assumptions: contractual term of five years, 4.8% risk-free interest rate, expected volatility of 141% and expected dividend yield of 0%.

The following table summarizes warrant activity as of September 30, 2006:

	Number of Common Stock Shares	Weighted Average Exercise Price
Balance at June 30, 2005	0	-
Granted	1,250,000	$1.10
Balance at June 30, 2006	1,250,000	1.10
Granted	361,510	3.65
Cancelled	(422,000)	1.00
Balance at September 30, 2006	1,189,510	1.91

The weighted-average remaining contractual life and weighted-average exercise price of all warrants outstanding and of warrants exercisable as of September 30, 2006 were as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.00	578,000	4.50
1.50	250,000	4.42
1.75	150,000	4.84
5.00	211,510	5.67
	1,189,510

All warrants were exercisable at September 30, 2006.

Stock Options

General.  On March 20, 2004, Auto Underwriters’ board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which was approved by the shareholders at the 2004 annual meeting.  The purpose of the 2004 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants and independent contractors and to provide an additional incentive for such persons to exert maximum efforts for Auto Underwriters’ and its affiliates’ success by encouraging stock ownership.  The maximum number of shares of common stock with respect to which awards may be presently granted pursuant to the 2004 Plan is 450,000 shares.  Shares issuable under the 2004 Plan may be either treasury shares or authorized but unissued shares.  The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in Auto Underwriters’ capitalization.

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

Stock Option Activity and Outstanding

At September 30, 2006, the Company had outstanding vested options totaling 50,000 shares with a weighted-average exercise price of $0.50 and a weighted-average exercise life of 8.67 years. As of September 30, 2006, there were 400,000 remaining shares available for issuance under the 2004 Stock Option Plan.

NOTE 8 – RELATED PARTY TRANSACTIONS

Advances from related parties represent unsecured, non-interest bearing funds advanced to Auto Underwriters by Gateway Credit Holdings, Inc. (“Gateway”). The balance of the unsecured, non-interest bearing funds advanced as of September 30, 2006 and June 30, 2006, were $674,995 and $677,794, respectively, and the imputed interest for the quarter ended September 30, 2006 was $10,015 and for the year ended June 30, 2006 was $40,400. Gateway has a common officer and shareholder with Auto Underwriters.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

 Mid-Atlantic

Mid-Atlantic Finance Company, Inc. filed a lawsuit against us on December 13, 2006 in the 6th Judicial Circuit of Pinellas County, Florida, seeking damages in excess of $450,000 concerning a dispute over certain non-prime installment contracts. Mid-Atlantic alleged that the Company failed to repurchase certain finance contracts that were in default.  We counter clamed and alleged that Mid-Atlantic breached its agreement by not remitting to us certain amounts due in relation to a hold back under the installment contracts.  As a result of this dispute, we charged-off our receivable balance due from this finance company of approximately $1,100,000 during fiscal 2006 and have maintained a payable of approximately $152,000 for future repurchase obligations.  On December 12, 2007, we settled this matter and agreed to make periodic payments totaling $175,000.  The entire amount of $175,000 was accrued as of September 30, 2006, and is included in the balance sheet caption “Accounts payable and accrued liabilities.”  As of the date of issuance of these financial statements, $87,500 has been paid.

Gunnels Interests

On October 18, 2007, AUA was sued in the 190th Judicial Court of Harris County, Texas, by Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels in the state court of Harris County, Texas.  Case No. 2007-51824, Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels v. Auto Underwriters of America, Inc., f/k/a Advanced Cellular Technology, Inc., d/b/a Affordable Cars and Trucks, Dean P. Antonis, and William J. Kellagher.  The lawsuit relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA.  Plaintiffs allege, among other things, fraud and breach of contract, and Plaintiffs seek money damages, including exemplary and mental anguish damages.   The Company is currently defending the lawsuit. As of September 30, 2006, the Company’s books reflect a payable due to Gunnels Interests, Inc. of approximately $505,000. The Plaintiffs have not specified any damages, but the estimated contingent liability ranges from $800,000 to $1,000,000, should they be successful. The Company is vigorously defending its position and believes the case is without merit.  Mr. Gunnels is currently an 8.8% shareholder.

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

Delinquent payroll taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of September 30, 2006, unpaid payroll taxes total approximately $134,000. The Company has estimated related penalties and interest at $37,000 computed through September 30, 2006, which are included in current liabilities at September 30, 2006. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service. As of the date of issuance of these financial statements, the entire balance remains payable.

Delinquent sales taxes

The Company had a deferred sales tax balance of $736,825 as of September 30, 2006.  The deferred sales tax becomes due on the 20th day of the following month that a principal payment is collected on an installment contract.  Deferred sales tax also becomes due if the installment sales contract is sold to an unaffiliated third party.

Contingent liability

The Series A Preferred Stock includes registration rights that require the Company to file a registration statement with the Securities and Exchange Commission (the "SEC") registering the shares of common stock underlying the preferred stock within 60 days after the final closing (March 31, 2008). For every day the Company is late in filing the Registration Statement beyond 60 days, the Company is obligated to issue to the Investors on a pro rata basis additional Series A Preferred shares in whole share increments equal to 1% of the Series A Preferred shares purchased in this Offering.

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

In management’s opinion, payment of the registrations rights contingent liability is not probable, and therefore, not reflected in the Company’s financials statements as of September 30, 2006. The Company will continue to evaluate the registration rights contingent liability and the probability of the occurrence of payment under the registration rights at each reporting period to determine if the liability should be reflected in the Company’s financial statements.

NOTE 10 – SUBSEQUENT EVENTS

Debt
•	Unsecured Convertible Promissory Notes – During the fiscal year ended June 30, 2007, notes totaling $933,000 were converted into common stock and the balance of $57,000 was returned to the investors.

•	Secured Promissory Notes – Outstanding notes totaling $250,000 were fully repaid in October/November 2006 and $50,000 was repaid in November 2007.

•
Short-term Bridge Loans – On or about June 8, 2007, Auto Underwriters sold $1,100,000 in Secured Promissory Notes in a private placement to a limited number of accredited investors. The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer (the “Managing Dealer”)and received a sales commission of 6%, a due diligence fee of 1% and a non-accountable expense allowance of 3% of the gross proceeds. In addition to the cash payment, we also issued to the Managing Dealer a five year warrant to purchase 110,000 shares of our common stock at an exercise price of $1.50 per share.  The Secured Promissory Notes consist of: (i) Secured Promissory Notes which have in the aggregate a principal amount of $1,100,000 bearing interest at a rate of 10% per annum (issuable in individual notes in $100,000 increments) (the “Note”); (ii) for each $100,000 Note, a five-year warrant to purchase 15,000 shares of common stock of the Company at an exercise price of $2.50 per share with piggyback registration rights and cashless exercise and net issuance provisions (the “Bridge Warrant”); and (iii) possibly, for each $100,000 Note, a five-year warrant with the same terms as the Bridge Warrant to purchase 15,000 shares of the common stock of the Company for every 30 days that the Company fails to repay the Note (the “Liquidated Damages Warrant”) (the Bridge Warrant and the Liquidated Damages Warrant may be referred to collectively as the “Warrants”).  There were 165,000 warrants issued with the Secured Promissory Notes. In November 2007, the Company repaid $302,500 of the notes leaving a balance of $797,500.

Issuance of Series A Stock

From August 2006 through June 2007, the Company issued a total of 2,023,220 shares of Series A Stock at $2.50 per share, for net total proceeds of $4,253,735 (net of issuance costs totaling $804,315).

Private Placement of Series A Convertible Preferred Stock

During August 2007, Auto Underwriters of America, Inc. (the “Company”) and an NASD-registered broker-dealer (the “Placement Agent”) executed a Financial Representative Agreement.  The Placement Agent has been engaged to conduct a best efforts private placement offering of units consisting of two (2) shares of Series A Convertible Preferred Stock and one warrant (the “Investor Warrant”) to purchase one (1) share of the Company’s common stock exercisable for a period of 5 years at an exercise price of $5.00.

The Agreement details the services to be provided by the Placement Agent and sets forth the compensation to be paid in return.  The Company shall pay the Placement Agent a total cash fee equal to 14.00% of the gross proceeds received by the Company in the private placement.  The Company shall also pay the Placement Agent a cash fee equal to 7.00% of the gross proceeds received by the Company upon exercise of any of the Investor Warrants.  Upon the final closing of the offering, the Company shall also issue the Placement Agent a success warrant to purchase a number of shares of the Company’s common stock equal to 14.00% of the gross proceeds received by the Company in the private placement.  The warrant shall have an exercise price of $2.50 and a term of 5 years.  The Placement Agent sold 403,164 units of the offering which resulted in $1,007,911 being raised. The final closing occurred in March 2008.

Issuance of Common Stock

During August 2007, the Company and the Placement Agent executed an Investment Banking Agreement.  The Placement Agent has been engaged to provide ongoing investor awareness and business advisory services to the Company for one year in exchange for 360,000 shares of the Company’s common stock.

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

Contemporaneously with the aforementioned Escrow, Servicing and Consignment Sale Agreement, the Company, as a Guarantor, and Auto Underwriters Portfolio Acquisition Company, Inc., a wholly owned subsidiary of the Company as Borrower, executed the Loan and Security Agreement among Auto Underwriters Portfolios Acquisition Company, Inc. (“AUPAC”), as Borrower, Auto Underwrites of America, Inc., William Kellagher, and Dean Antonis, as Guarantors, and AGM, LLC, as Administrative Agent and Initial Lender.  The Loan and Security Agreement provides for a series of term loans to Auto Underwriters Portfolio Acquisition Company, Inc., totaling an amount equal to $14,719,987.03 to be used to purchase automobile inventory and automobile loans from the seller/lender, AGM, LLC.  Although executed, the documents are being held in escrow contingent upon the issuance by the State of Texas of certain vehicle dealer and vehicle financing licenses and permits to our subsidiary AUPAC. AUPAC received the required licenses from the State of Texas on December 12, 2007 but the agreements were terminated by AGM on or about December 4, 2007.  As more fully described in this quarterly report under “Part II, Item 1. Legal Proceedings,” we are currently involved in litigation against AGM, LLC.

Item 2 . Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Auto Underwriters of America, Inc. (the “Company”) that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company (sometimes referred to herein as we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management's expectations and estimates with respect to revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	our ability to continue operating as a going concern;

•	resolution and payment of unpaid federal and state taxes;

•	unfavorable outcome with respect to pending litigation;

•	general economic and industry conditions;

•	our capital requirements and dependence on the sale of our equity securities;

•	the liquidity of the Company’s common stock will be affected by the lack of, or limited trading market;

•	intense industry competition;

•	our ability to purchase installment contracts;

•	the creditworthiness of contract obligors;

•	shortages in availability of qualified personnel;

•	legal and financial implications of unexpected catastrophic events;

•	regulatory or legislative changes effecting the automobile finance industry; and

•	reliance on, and the ability to attract, key personnel.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report for the fiscal year ended June 30, 2007 filed on Form 10-KSB/A with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-QSB to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues

Total revenues decreased to $1,273,398 for the three month period ending September 30, 2006 compared to the corresponding period ended September 30, 2005 of $6,211,324 principally as a result of the Company’s inability to operate at full capacity because of insufficient capital.

Cost of Sales

Cost of sales as a percentage of automobile and light truck sales was 65.6% or $566,397 for the three month period ending September 30, 2006. During the corresponding period ended September 30, 2005, cost of sales as a percentage of automobile and light truck sales was 64.2% or $3,526,713.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $504,851 for the three month period ending September 30, 2006 compared to the corresponding period ended September 30, 2005. This decrease was primarily attributable to the reduction in expenses related to staffing and general operating expenses as the Company sought to conserve its resources until such time that it was able to obtain the necessary capital to expand operations.

Interest Expense – Warrants

Interest expense warrants represents the fair value of warrants to purchase 150,000 shares of common stock at $1.75 per share to holders of the $700,000 Secured Notes. The warrants were issued as incentive to convert the Secured Notes into 400,000 shares of the Company’s common stock.  See Note 7 to the financial statements. These warrants were recognized at the fair value, as calculated by the Black-Scholes pricing model, on the date of issuance in the amount of $561,045.  The warrants vested immediately resulting in the non-cash interest expense of $561,045 on the date of issuance.

Interest Expense

Interest expense increased to $387,759 for the three month period ending September 30, 2006 as compared to $289,950 for the corresponding period ended September 30, 2005. The increase in interest expense was primarily due to the increase in borrowings from a line of credit and increased borrowing costs.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources for the three months ended September 30, 2006 and 2005.

	Three Months ended September 30,
	2006	2005
Operating activities:
Net loss	$(1,273,510)	$(42,165)
Bad debt expense	35,000	-
Imputed interest	10,015	-
Warrant expense	561,045	-
Depreciation and amortization	103,103	15,804
Discount on sale of loans	-	78,455
Changes in finance receivables, net:	1,024,959	(1,260,228)
Changes in operating assets and liabilities:	(717,656)	(509,556)
Net cash used in operating activities	(257,044)	(1,717,690)

Cash provided by investing activities:	-	972,034
Cash provided by financing activities:	286,884	839,394
Increase (decrease) in cash	$29,840	$(93,738)

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from our estimates. We believe the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of our allowance for credit losses. Below is a discussion of our accounting policy concerning such allowance. Other accounting policies are disclosed in the footnotes of our financial statements which are included in our annual report on Form 10-KSB for the year ended June 30, 2006.

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

Item 3 . Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (PEO) and principal financial officer (PFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our management, including our PEO and our PFO, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our PEO and our PFO, as appropriate, to allow timely decisions regarding required disclosure.

We, along with our independent auditors, have identified several “significant deficiencies” that collectively constituted a "material weakness" in our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board.

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

Based upon the Company's evaluation, which considered the above findings of our independent auditors, the Company’s management, including the PEO and PFO, concluded that, as of September 30, 2006, the Company's internal controls over financial reporting were not effective.

In response to these deficiencies, the Company has interviewed three public accounting firms and narrowed the search down to one such firm who was contracted, beginning March 2008, The firm will be engaged to assist the Company in establishing additional financial and disclosure controls.  They will also help ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules. Lastly, they will assist in a search for a qualified CFO.  Additionally, we are in the process of improving our internal control over financial reporting in an effort to remediate other deficiencies through improved supervision and training of our accounting staff.  This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures.

Changes In Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 .    LEGAL PROCEEDINGS

Set forth below are the material pending legal proceedings as of the filing of this report.

Mid-Atlantic

Mid-Atlantic Finance Company, Inc. filed a lawsuit against us on December 13, 2006 in the 6th Judicial Circuit of Pinellas County, Florida, seeking damages in excess of $450,000 concerning a dispute over certain non-prime installment contracts. Mid-Atlantic alleged that the Company failed to repurchase certain finance contracts that were in default.  We counter clamed and alleged that Mid-Atlantic breached its agreement by not remitting to us certain amounts due in relation to a hold back under the installment contracts.  As a result of this dispute, we charged-off our receivable balance due from this finance company of approximately $1,100,000 during fiscal 2006 and have maintained a payable of approximately $152,000 for future repurchase obligations.  On December 12, 2007, we settled this matter and agreed to make periodic payments totaling $175,000.

Gunnels Interests

On October 18, 2007, AUA was sued in the 190th Judicial Court of Harris County, Texas, by Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels in the state court of Harris County, Texas.  Case No. 2007-51824, Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels v. Auto Underwriters of America, Inc., f/k/a Advanced Cellular Technology, Inc., d/b/a Affordable Cars and Trucks, Dean P. Antonis, and William J. Kellagher.  The lawsuit relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA.  Plaintiffs allege, among other things, fraud and breach of contract, and Plaintiffs seek money damages, including exemplary and mental anguish damages.   The Company is currently defending the lawsuit. As of September 30, 2006, the Company’s books reflect a payable due to Gunnels Interests, Inc. of approximately $505,000. The Plaintiffs have not specified any damages, but the estimated contingent liability ranges from $800,000 to $1,000,000, should they be successful. The Company is vigorously defending its position and believes the case is without merit.  Mr. Gunnels is currently an 8.8% shareholder.

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

ITEM 2 .    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below are the sales of unregistered securities that occurred during the year ended June 30, 2007.  Other than as described below, during the quarter ended September 30, 2006 and through the year ended June 30, 2007, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K or Form 10-QSB.

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

On or about June 8, 2007, Auto Underwriters sold $1,100,000 in Secured Promissory Notes in a private placement to a limited number of accredited investors. The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer (the “Managing Dealer”) and received a sales commission of 6%, a due diligence fee of 1% and a non-accountable expense allowance of 3% of the gross proceeds. In addition to the cash payment, we also issued to the Managing Dealer a five year warrant to purchase 110,000 shares of our common stock at an exercise price of $2.50 per share. The Secured Promissory Notes consist of: (i) Secured Promissory Notes which have in the aggregate a principal amount of $1,100,000 bearing interest at a rate of 10% per annum due October 15, 2007 (issuable in individual notes in $100,000 increments) (the “Note”); (ii) for each $100,000 Note, a five-year warrant to purchase 15,000 shares of common stock of the Company at an exercise price of $2.50 per share with piggyback registration rights and cashless exercise and net issuance provisions (the “Bridge Warrant”); and (iii) for each $100,000 Note, a five-year warrant with the same terms as the Bridge Warrant to purchase 15,000 shares of the common stock of the Company for every 30 days that the Company fails to repay the Note (the “Liquidated Damages Warrant”) (the Bridge Warrant and the Liquidated Damages Warrant may be referred to collectively as the “Warrants”).  These securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3 .    DEFAULT UPON SENIOR SECURITIES

As described above, in June 2007, Auto Underwriters issued $1,100,000 worth of secured promissory notes to eight investors.  The principal amount of these notes plus 10% interest thereon, plus $110,000 in loan fees, became due on October 15, 2007.  The Company has re-paid $300,000 out of the total of $1,210,000 due to the note holders thus far.  Auto Underwriters is in default on these notes and any one or more of the note holders could bring a lawsuit against Auto Underwriters for this default and obtain judgments against us and our assets, including imposition of attorneys’ fees and court costs which could increase the amount Auto Underwriters owes to the note holders.

ITEM 4 .    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 .    OTHER INFORMATION

Not Applicable

ITEM 6 .    EXHIBITS

31.1           Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2           Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1           Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2           Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auto Underwriters of America, Inc.

By: /s/ Dean Antonis
Dean Antonis
President and Treasurer (Principal Executive, Financial and Accounting Officer)

Dated: May 16, 2008