Form 10QSB/A
period 2006-12-31
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2008-05-19
CIK 726747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A
(Amendment No. 1)
(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Yes          No    X

Explanatory Note:

This Quarterly Report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006, which was originally filed with the Securities and Exchange Commission on February 20, 2007 (“Original Filing”).  We are amending and restating the entire Original Filing.  The financial statements as of and for the three and six months ended December 31, 2006 have been restated resulting from adjustments made to our interim financial information as a result of the statutorily required review that had not been previously performed by our independent auditors in advance of the Original Filing.  Unless expressly noted otherwise, the disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Filing, and do not reflect events occurring after the filing of the Original Filing unless expressly noted otherwise.  Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to these filings.  The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

Part I. Financial Information

Item 1 . Financial Statements
Auto Underwriters of America, Inc.
Balance Sheets
(Unaudited)

	(RESTATED)
Assets:	December 31, 2006	June 30, 2006
Cash and cash equivalents	$682,523	$4,161
Finance receivables, net of allowance $2,057,391 and $2,417,300, respectively	7,339,055	8,430,105
Other receivables	60,442	47,022
Fixed assets, net of accumulated depreciation $79,426 and $59,646, respectively	129,751	138,152
Inventory	1,110,749	285,135
Prepaid and other assets	23,590	63,502
Deferred financing cost	139,560	261,595
Total assets	$9,485,670	$9,229,672

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	$847,571	$1,048,670
Drafts payable and floor plan liabilities	698,616	-
Dividends payable	36,555	-
Other notes payable	1,561,944	2,590,695
Senior debts - revolving line of credit	8,255,367	9,013,025
Deferred sales tax	799,459	794,990
Advances from related parties	673,846	677,794
Total liabilities	12,873,358	14,125,174

Commitments and contingencies

Stockholders’ equity/(deficit):
Preferred stock: no par value: 10,000,000 authorized 1,280,020 issued and outstanding	2,727,205	-
Common stock: no par value: 100,000,000 authorized issued and outstanding: 6,418,570 and 6,018,570 respectively	9,069,513	5,768,364
Retained deficit	(15,184,406)	(10,663,868)
Total stockholders’ equity/(deficit)	(3,387,688)	(4,895,504)

Total liabilities and stockholders’ equity/(deficit)	9,485,670	$9,229,672

See Notes to Financial Statements.

Auto Underwriters of America, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(RESTATED)		(RESTATED)
Revenues:
Sales	$1,808,605	$1,768,682	$2,671,595	$7,258,960
Interest income	349,578	532,647	740,015	1,068,596
Other	23,652	-	43,624	254,131
	2,181,836	2,370,363	3,455,234	8,581,687

Costs and expenses:
Cost of sales	972,743	1,869,788	1,539,140	5,390,502
Selling, general and administrative	1,383,928	792,753	2,099,266	2,012,941
Provision for credit losses	549,963	1,359,447	763,230	2,481,826
Discount on sales of receivables	-	5,289	-	83,744
Interest expense – warrants	-	-	561,045	-
Interest expense – other	368,574	324,847	756,332	614,796
Depreciation and amortization	97,088	91,185	200,191	106,989
	3,372,296	4,437,309	5,919,204	10,690,798

Loss before income taxes	(1,190,460)	(2,066,946)	(2,463,970)	(2,109,111)

Provision for income tax benefit	-	121,676	-	121,676

Net loss	(1,190,460)	(1,945,270)	(2,463,970)	(1,987,435)
Preferred deemed dividends	(1,093,555)	-	(2,056,629)	-
Net loss available to common stockholders	$(2,284,015)	$(1,945,270)	$(4,520,599)	$(1,987,435)

Basic and diluted net loss per share	$(0.36)	$(0.32)	$(0.72)	$(0.33)

Weighted average shares outstanding	6,418,570	6,020,021	6,302,723	6,020,037

See Notes to Financial Statements.

Auto Underwriters of America, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2006	2005
Operating activities:	(RESTATED)
Net Loss	$(2,463,970)	$(1,987,435)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock compensation expense	-	20,000
Imputed interest	20,030	-
Warrant expense	561,045	-
Bad debt expense	35,000	-
Depreciation and amortization	200,191	106,989
Discount on sale of finance receivables	-	83,744
Changes in finance receivables, net:
Finance receivables originations and purchased, net of payments	(493,473)	(3,465,895)
Provision for credit losses	763,230	2,481,826
Inventory acquired in repossession	821,291	1,771,860
Subtotal finance receivables	1,091,048	787,791
Changes in operating assets and liabilities:
Deferred financing cost	(52,361)	(145,500)
Other receivables	(13,419)	(185,997)
Inventory	(825,614)	(465,351)
Prepaid and other assets	4,912	(23,375)
Accounts payable and accrued liabilities	(201,039)	(426,315)
Drafts payable	698,616	-
Income tax payable	-	(121,676)
Deferred sales tax	4,470	107,873
Net cash used in operating activities	(941,091)	(1,396,622)

Investing activities:
Purchase of property, equipment and leasehold improvements	(11,380)	(3,564)
Proceeds from sale of finance receivables	-	-
Purchase of loan portfolio	-	64,526
Net cash used in investing activities	(11,380)	60,962

Financing activities:
Proceeds from Series A Preferred Stock	2,727,205	(33,252)
Repayments on other notes payable	(334,766)	970,000
Proceeds from revolving credit facilities, net	(757,658)	346,603
Proceeds from (repayments to) related party	(3,948)	(400)
Net cash provided by financing activities	1,630,833	1,282,951

Increase (Decrease) in cash and cash equivalents	678,362	(52,709)
Cash at beginning of period	4,161	68,112

Cash at end of period	$682,523	$15,403

Cash paid for:
Income tax	$-	$-
Interest	736,302	597,314

Non-cash supplemental disclosures:
Preferred deemed dividend	$2,020,074	-
Common stock issued to repay debt	$700,000	-

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

NOTE 2 – RESTATEMENT

The financial statements as of and for the three months ended December 31, 2006 have been restated resulting from adjustments made to our interim financial information as a result of the statutorily required review that had not been previously performed by the our independent auditors in advance of the original filing. The following table presents the effects of the restatement adjustment on the accompanying financial statements as of and for the three months ended December 31, 2006:

Balance Sheets	As Previously Reported	Effect of Restatement	As Restated
Assets
Finance receivables	7,539,055	(200,000)	7,339,055
Prepaid and other current assets	58,590	(35,000)	23,590
Total assets	9,720,670	(235,000)	9,485,670

Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable and accrued liabilities	(824,810)	(22,761)	(847,571)
Dividends payable	-	(36,555)	(36,555)
Deferred sales tax	(430,228)	(369,231)	(799,459)
Total liabilities	(12,444,811)	(428,547)	(12,873,358)

Stockholders’ equity/(deficit)
Common stock	(6,468,364)	(2,601,149)	(9,069,513)
Retained deficit	11,919,709	3,264,697	15,184,406
Total stockholders’ equity/(deficit)	2,724,141	663,547	3,387,688

Statements of Operations – three months ended December 31, 2006	As Previously Reported	Effect of Restatement	As Restated
Selling, general and administrative	1,070,082	313,846	1,383,928
Provision for credit losses	349,963	200,000	549,963
Interest expense – other	358,559	10,015	368,574
Net loss	(666,597)	(523,863)	(1,190,460)
Preferred deemed dividends	-	(1,093,555)	(1,093,555)
Net loss available to common stockholders	(666,597)	(1,617,418)	(2,284,015)
Loss per share – basic and diluted	(0.10)	(0.26)	(0.36)

Statements of Operations – six months ended December 31, 2006	As Previously Reported	Effect of Restatement	As Restated
Selling, general and administrative	1,672,273	426,993	2,099,266
Interest expense – warrants	-	561,045	561,045
Interest expense – other	736,302	20,030	756,332
Net income (loss)	(1,255,902)	(1,208,068)	(2,463,970)
Preferred deemed dividends	-	(2,056,629)	(2,056,629)
Net loss available to common stockholders	(1,255,902)	(3,264,697)	(4,520,599)
Income (loss) per share – basic and diluted	(0.20)	(0.52)	(0.72)

Statements of Cash Flows	As Previously Reported	Effect of Restatement	As Restated
Net cash used in Operating Activities	(3,003,224)	2,062,133	(941,091)
Net cash provided by Financing Activities	3,692,966	(2,062,133)	1,630,833

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, Auto Underwriters has incurred recurring losses from operations in 2006 and 2005 and has an accumulated deficit of $15,184,406 as of December 31, 2006. These conditions raise substantial doubt as to Auto Underwriters’ ability to continue as a going concern. Management believes that it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months.  Therefore, for at least the next twelve months, the Company can continue to operate as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – FINANCE RECEIVABLES

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from approximately 12% to 27% per annum and provide for payments over periods ranging from 18 to 60 months.

The components of finance receivables as of December 31, 2006 and June 30, 2006 are as follows:

	December 31	June 30
Finance receivables	$9,396,446	$10,847,405
Less: allowance for credit losses	(2,057,391)	(2,417,300)

Finance receivables, net	$7,339,055	$8,430,105

Changes in the finance receivables allowance for credit losses for the periods ended December 31, 2006 and June 30, 2006 are as follows:

	2007	2006
Balance at beginning of the period	$2,417,300	$2,323,089
Provision for credit losses	763,230	5,056,597
Recoveries	821,291	3,343,683
Net charge-offs	(1,944,430)	(8,306,069)

Balance at end of year	$2,057,391	$2,417,300

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is as follows:

	December 31, 2006	June 30, 2006
Accounts payable	$291,698	$289,081
Payroll and related taxes	270,045	372,641
Recourse obligation	175,000	152,440
Other	110,828	234,508

Total liabilities	$847,571	$1,048,670

NOTE 6 – DEBT

Revolving Credit Facilities

Auto Underwriters has a $9,000,000 senior debt revolving line of credit (“LOC”) with Oak Rock Financial, LLC, (“Oak Rock”) bearing interest at the greater of prime + 7% or 15.25%. The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by its President. At December 31, 2006, the balance of LOC was $8,255,367 of which Auto Underwriters had availability of approximately $745,000 under the facility, maturing on March 31, 2007.

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

A summary of Auto Underwriters’ Revolving Credit Facilities as of December 31, 2006 and June 30, 2006 is as follows:

Lender	Facility Amount	Interest Rate	Maturity	December 31, 2006 Balance	June 30, 2006 Balance

Oak Rock Financial, LLC	$ 9,000,000	Prime + 7%	March 31, 2007	$ 8,255,367	$ 9,013,025

Other Notes Payable

A summary of Other Notes Payable as of December 31, 2006 and June 30, 2006 is as follows:

	December 31, 2006	June 30, 2006
Unsecured Convertible Promissory Notes	$979,977	$990,000

Secured Promissory Notes	50,000	1,000,000

Notes Payable – Gunnels Interests, Inc.	505,477	590,243

Notes Payable – Other	26,490	26,490

	$1,561,944	$2 ,590,695

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

Secured Promissory Notes

In fiscal 2006, Auto Underwriters issued $1,000,000 in secured promissory notes pursuant to a private placement.  These notes bear interest at 10% per annum from the date of issuance, and are secured with our inventory and cash in our draft payment account. These notes matured on August 31, 2006. In August 2006, notes totaling (i) $700,000 were converted into 400,000 shares of common stock at $1.75 per share with five-year stock purchase warrants exercisable for a total of 140,000 shares of the Company’s Common Stock at an exercise price of $1.75 per share. See Note 7; (ii) $50,000 were extended with a maturity date of August 31, 2007; and (iii) $250,000 were repaid in cash plus accrued interest to the remaining investors that elected to not convert or extend the term of their loans. See Note 10.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

During the quarter ended December 31, 2006, the Company issued 400,000 shares of common stock for the conversion of $700,000 of Secured Notes.  See Note 6.

Issuance of Series A Stock

During the six months ended December 31, 2006, the Company issued a total of 1,280,020 shares of Series A convertible preferred stock (“Series A Stock”) at $2.50 per share, for net total proceeds of $2,727,205 (net of issuance costs totaling $472,845).  See Note 10. For every two shares of Series A Stock issued, investors received a warrant to purchase the Company’s common stock at $2.50 per share.  The warrants are immediately vested and exercisable and expire five years from the date of issuance.  During the year ended June 30, 2006, the Company entered an agreement with a NASD-licensed broker-dealer to act as the placement agent in connection with the Series A Stock.  In connection with the agreement, the Company issued the placement agent a warrant to purchase up to 1,000,000 shares of the Company’s common stock, depending on the total proceeds of the offering.  The warrant was adjusted down to 578,000 shares due to a “clawback provision” in the placement agreement.  The fair value of the warrants was $40,576. No accounting entry was made for the stock issuance costs as the debit and credit are to the same financial statement caption. See further discussion below.

The holders of the Company’s Series A Stock are entitled to the following rights, preferences, restrictions and other matters as follows:

Dividends.  The Preferred Stock accrues dividends at a rate of 8% per annum, payable in cash or in shares of common stock. Subject to certain terms and conditions, the decision whether to pay for dividends in cash or in shares of common stock, shall be at the discretion of the Company’s board of directors.  The dividends are cumulative and in preference to any dividends declared and paid to the holders of common stock.  As of December 31, 2006, the Company has not paid any dividends, but accrued $36,555 in dividends.

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

Deemed Dividend on Preferred Stock.  In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , and EITF Issue No. 00-27,  Application of Issue No. 98-5 to Certain Convertible Instruments , the Series A Stock is considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company's common stock at the issuance date. This non-cash dividend is to reflect the implied economic value to the preferred stockholder of being able to convert its shares into common stock at a price which was in excess of the fair value of the Series A Stock at the time of issuance. The fair value allocated to the Series A Stock together with the original conversion terms were used to calculate the value of the deemed dividend on the Series A Stock of $2,020,074 on the date of issuance. The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Stock into shares of common stock of $2.50 per share and the fair market value of the Company's common stock on the date of issuance of the Series A Stock.  This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The Company has treated the deemed dividend on preferred stock as a reconciling item on the consolidated statements of operations to adjust its reported net loss, together with any preferred stock dividends recorded during the applicable period, to the loss available to common stockholders line item on the statements of operations.

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

During the six months ended December 31, 2006, the Company issued warrants to purchase a total of 640,010 shares of the Company’s common stock, for $5.00 per share, as part of the Series A Stock offering.  The fair value of these warrants, $1,919,955 as calculated by the Black-Scholes pricing model, was accounted for as a non-cash Series A Stock issuance cost.  The warrants expire five years from the date of issuance.

The Company calculates the initial fair value of all its warrants under the Black-Scholes pricing model with the following assumptions: contractual term of five years, 4.8% risk-free interest rate, expected volatility of 141% and expected dividend yield of 0%.

The following table summarizes warrant activity as of December 31, 2006:

	Number of Common Stock Shares	Weighted Average Exercise Price
Balance at June 30, 2005	0	-
Granted	1,250,000	$1.10
Balance at June 30, 2006	1,250,000	1.10
Granted	790,010	4.38
Cancelled	(422,000)	1.00
Balance at December 31, 2006	1,618,010	2.73

The weighted-average remaining contractual life and weighted-average exercise price of all warrants outstanding and of warrants exercisable as of December 31, 2006 were as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.00	578,000	4.25
1.50	250,000	4.16
1.75	150,000	4.58
5.00	640,010	5.42
	1,618,010

All warrants were exercisable at December 31, 2006.

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

Stock Option Activity and Outstanding

At December 31, 2006, the Company had outstanding vested options totaling 50,000 shares with a weighted-average exercise price of $0.50 and a weighted-average exercise life of 8.42 years. As of December 31, 2006, there were 400,000 remaining shares available for issuance under the 2004 Stock Option Plan.

NOTE 8 – RELATED PARTY TRANSACTIONS

Advances from related parties represent unsecured, non-interest bearing funds advanced to Auto Underwriters by Gateway Credit Holdings, Inc. (“Gateway”). The balance of the unsecured, non-interest bearing funds advanced as of December 31, 2006 and June 30, 2006, were $673,846 and $677,794, respectively, and the imputed interest for the three and six months ended December 31, 2006 was $10,015 and $20,030, respectively, and for the year ended June 30, 2006 was $40,400. Gateway has a common officer and shareholder with Auto Underwriters.

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

Mid-Atlantic

Mid-Atlantic Finance Company, Inc. filed a lawsuit against us on December 13, 2006 in the 6th Judicial Circuit of Pinellas County, Florida, seeking damages in excess of $450,000 concerning a dispute over certain non-prime installment contracts. Mid-Atlantic alleged that the Company failed to repurchase certain finance contracts that were in default.  We counter clamed and alleged that Mid-Atlantic breached its agreement by not remitting to us certain amounts due in relation to a hold back under the installment contracts.  As a result of this dispute, we charged-off our receivable balance due from this finance company of approximately $1,100,000 during fiscal 2006 and have maintained a payable of approximately $152,000 for future repurchase obligations.  On December 12, 2007, we settled this matter and agreed to make periodic payments totaling $175,000.  The entire amount of $175,000 was accrued as of December 31, 2006, and is included in the balance sheet caption “Accounts payable and accrued liabilities.”  As of the date of issuance of these financial statements, $87,500 has been paid.

Gunnels Interests

On October 18, 2007, AUA was sued in the 190th Judicial Court of Harris County, Texas, by Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels in the state court of Harris County, Texas.  Case No. 2007-51824, Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels v. Auto Underwriters of America, Inc., f/k/a Advanced Cellular Technology, Inc., d/b/a Affordable Cars and Trucks, Dean P. Antonis, and William J. Kellagher.  The lawsuit relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA.  Plaintiffs allege, among other things, fraud and breach of contract, and Plaintiffs seek money damages, including exemplary and mental anguish damages.   The Company is currently defending the lawsuit. As of December 31, 2006, the Company’s books reflect a payable due to Gunnels Interests, Inc. of approximately $505,000. The Plaintiffs have not specified any damages, but the estimated contingent liability ranges from $800,000 to $1,000,000, should they be successful. The Company is vigorously defending its position and believes the case is without merit.  Mr. Gunnels is currently an 8.8% shareholder.

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

Delinquent payroll taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of December 31, 2006, unpaid payroll taxes total approximately $217,330. The Company has estimated related penalties and interest at $52,715 computed through December 31, 2006, which are included in current liabilities at December 31, 2006. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service. As of the date of issuance of these financial statements, the entire balance remains payable.

Delinquent sales taxes

The Company had a deferred sales tax balance of $799,459 as of December 31, 2006.  The deferred sales tax becomes due on the 20th day of the following month that a principal payment is collected on an installment contract.  Deferred sales tax also becomes due if the installment sales contract is sold to an unaffiliated third party.

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

In management’s opinion, payment of the registrations rights contingent liability is not probable, and therefore, not reflected in the Company’s financials statements as of December 31, 2006. The Company will continue to evaluate the registration rights contingent liability and the probability of the occurrence of payment under the registration rights at each reporting period to determine if the liability should be reflected in the Company’s financial statements.

NOTE 10 – SUBSEQUENT EVENTS

Debt
•	Unsecured Convertible Promissory Notes – During the fiscal year ended June 30, 2007, notes totaling $933,000 were converted into common stock and the balance of $57,000 was returned to the investors.

•	Secured Promissory Notes – Outstanding notes totaling $50,000 were repaid in November 2007.

•	Short-term Bridge Loans – On or about June 8, 2007, Auto Underwriters sold $1,100,000 in Secured Promissory Notes in a private placement to a limited number of accredited investors. The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as managing dealer (the “Managing Dealer”)and received a sales commission of 6%, a due diligence fee of 1% and a non-accountable expense allowance of 3% of the gross proceeds. In addition to the cash payment, we also issued to the Managing Dealer a five year warrant to purchase 110,000 shares of our common stock at an exercise price of $1.50 per share. The Secured Promissory Notes consist of: (i) Secured Promissory Notes which have in the aggregate a principal amount of $1,100,000 bearing interest at a rate of 10% per annum (issuable in individual notes in $100,000 increments) (the “Note”); (ii) for each $100,000 Note, a five-year warrant to purchase 15,000 shares of common stock of the Company at an exercise price of $2.50 per share with piggyback registration rights and cashless exercise and net issuance provisions (the “Bridge Warrant”); and (iii) possibly, for each $100,000 Note, a five-year warrant with the same terms as the Bridge Warrant to purchase 15,000 shares of the common stock of the Company for every 30 days that the Company fails to repay the Note (the “Liquidated Damages Warrant”) (the Bridge Warrant and the Liquidated Damages Warrant may be referred to collectively as the “Warrants”). There were 165,000 warrants issued with the Secured Promissory Notes. In November 2007, the Company repaid $302,500 of the notes leaving a balance of $797,500.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $591,175 for the three month period ended December 31, 2006 compared to the corresponding prior period. This increase was primarily attributable to increased general operating expenses. Selling, general and administrative expenses as a percentage of total income was 63.4% for the three month period ending December 31, 2006 compared to 33.4% for the same corresponding prior period.

Interest Expense

Interest expense increased to $368,574 for the three month period ended December 31, 2006 as compared to $324,847 for the corresponding prior period. The increase in interest expense was primarily due to the increase in borrowings as we financed our direct and indirect lending operations.

Six months ended December 31, 2006 compared to the six months ended December 31, 2005

Revenues

Total revenues decreased to $3,455,234 for the six month period ended December 31, 2006 compared to $8,581,687 for the corresponding prior period principally as a result of a decrease in unit sales from our automotive specialty retailing operations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $86,325 for the six month period ended December 31, 2006 compared to the corresponding period ended December 31, 2005. This decrease was primarily attributable to decreased general operating expenses.

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

Interest Expense

Interest expense increased to $756,332 for the six month period ended December 31, 2006 as compared to $614,796 for the corresponding period ended December 31, 2005. The increase in interest expense was primarily due to the increase in borrowings as we financed our direct and indirect lending operations.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources for the six months ended December 31, 2006 and 2005.

	Six Months Ended December 31,
	2006	2005
Operating activities:
Net loss	$(2,463,970)	$(1,987,435)
Imputed interest	20,030
Stock compensation expense	-	20,000
Depreciation and amortization	200,191	106,989
Warrant expense	561,045	-
Bad debt expense	35,000
Discount on sale of loans	-	83,744
Changes in finance receivables, net:	1,091,048	787,791
Changes in operating assets and liabilities:	(384,435)	(407,711)
Net cash used in operating activities	(941,091)	(1,396,622)

Cash used in investing activities:	(11,380)	60,962
Cash provided by financing activities:	1,630,833	1,282,951
Increase (decrease) in cash	$678,362	$(52,709)

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

Based upon the Company's evaluation, which considered the above findings of our independent auditors, the Company’s management, including the PEO and PFO, concluded that, as of December 31, 2006, the Company's internal controls over financial reporting were not effective.

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

Changes In Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gunnels Interests

On October 18, 2007, AUA was sued in the 190th Judicial Court of Harris County, Texas, by Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels in the state court of Harris County, Texas.  Case No. 2007-51824, Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels v. Auto Underwriters of America, Inc., f/k/a Advanced Cellular Technology, Inc., d/b/a Affordable Cars and Trucks, Dean P. Antonis, and William J. Kellagher.  The lawsuit relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA.  Plaintiffs allege, among other things, fraud and breach of contract, and Plaintiffs seek money damages, including exemplary and mental anguish damages.   The Company is currently defending the lawsuit. As of December 31, 2006, the Company’s books reflect a payable due to Gunnels Interests, Inc. of approximately $505,000. The Plaintiffs have not specified any damages, but the estimated contingent liability ranges from $800,000 to $1,000,000, should they be successful. The Company is vigorously defending its position and believes the case is without merit.  Mr. Gunnels is currently an 8.8% shareholder.

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

ITEM 2 .    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below are the sales of unregistered securities that occurred during the year ended June 30, 2007.  Other than as described below, during the quarter ended December 31, 2006 and through the year ended June 30, 2007, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K or Form 10-QSB.

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