Form 10QSB/A
period 2007-03-31
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2008-05-19
CIK 726747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A
(Amendment No. 1)
(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes          No    X

Explanatory Note:

This Quarterly Report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, which was originally filed with the Securities and Exchange Commission on May 21, 2007 (“Original Filing”).  We are amending and restating the entire Original Filing.  The financial statements as of and for the three and nine months ended March 31, 2007 have been restated resulting from adjustments made to our interim financial information as a result of the statutorily required review that had not been previously performed by our independent auditors in advance of the Original Filing.  Unless expressly noted otherwise, the disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Filing, and do not reflect events occurring after the filing of the Original Filing unless expressly noted otherwise.  Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to these filings.  The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

Part I . Financial Information
Item 1 . Financial Statements

Auto Underwriters of America, Inc.
Balance Sheets
(Unaudited)

	March 31, 2007	June 30, 2006
Assets:	(RESTATED)
Cash and cash equivalents	$503,672	$4,161
Finance receivables, net of allowance $2,304,803 and $2,417,300, respectively	8,298,184	8,430,105
Other receivables	71,368	47,022
Inventory	966,191	285,135
Fixed assets, net of accumulated depreciation $92,161 and $33,668, respectively	117,017	138,152
Prepaid and other assets	22,415	63,502
Deferred financing costs	52,361	261,595
Total assets	$10,031,208	$9,229,672

Liabilities and stockholders’ equity (deficit):
Accounts payable and accrued liabilities	$872,177	$1,048,670
Drafts payable and floor plan liabilities	823,080	-
Dividends payable	36,555	-
Other notes payable	481,349	2,590,695
Senior debts - revolving line of credit	9,068,896	9,013,025
Deferred sales tax	891,883	794,990
Advances from related parties	673,846	677,794
Total liabilities	12,847,786	14,125,174

Commitments and contingencies	-	-

Stockholders’ equity/(deficit):
Preferred stock: no par value: 10,000,000 authorized, 1,515,020 issued and outstanding	3,232,455	-
Common stock: no par value: 100,000,000 authorized, issued and outstanding: 7,040,575 and 6,020,053, respectively	10,012,656	5,768,364
Retained deficit	(16,061,689)	(10,663,866)
Total stockholders’ equity/(deficit)	(2,816,578)	(4,895,502)

Total liabilities and stockholders’ equity/(deficit)	$10,031,208	$9,229,672

See Notes to Financial Statements.

Auto Underwriters of America, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(RESTATED)		(RESTATED)
Revenues:
Sales	$3,557,413	$2,814,314	$6,229,008	$10,073,274
Interest income	360,604	480,703	1,100,619	1,549,299
Other	88,067	47,912	131,691	302,043
	4,006,084	3,342,929	7,461,318	11,924,616

Costs and expenses:
Cost of sales	2,502,516	1,863,911	4,041,655	7,254,413
Selling, general and administrative	1,015,039	979,359	3,114,305	2,870,622
Provision for credit losses	819,368	752,916	1,582,598	3,234,742
Discount on sales of receivables	-	-	-	83,744
Interest expense – warrants	-	-	561,045	-
Interest expense – other	446,512	372,219	1,202,844	987,015
Depreciation and amortization	99,933	91,560	300,125	198,549
	4,883,368	4,059,965	10,802,572	14,629,085

Loss before income taxes	(877,285)	(717,036)	(3,341,254)	(2,704,469)

Provision for income tax (income tax benefit)	-	-	-	(121,676)

Net Loss	$(877,285)	$(717,036)	$(3,341,254)	$(2,582,793)
Preferred deemed dividends	-	-	(2,056,629)	-
Net loss available to common stockholders	$(877,285)	$(1,945,270)	$(5,397,883)	$(2,582,7930)

Basic and diluted net Loss per share:	$(0.13)	$(0.12)	$(0.82)	$(0.43)

Weighted average shares outstanding:	6,666,555	6,020,053	6,550,708	6,019,555

See Notes to Financial Statements.

Auto Underwriters of America, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(3,341,254)	$(2,582,793)
Stock compensation expense	127	20,000
Warrant expense	561,045	-
Bad debt expense	35,000	-
Gain on written off loan	(21,490)	-
Depreciation and amortization	300,125	198,549
Discount on sale of finance receivables	-	83,744
Imputed interest	30,045	30,256
Changes in finance receivables, net:
Finance receivables originations and purchased, net of payments	(2,741,043)	(4,134,310)
Provision for credit losses	1,582,598	3,234,742
Inventory acquired in repossession	1,290,364	1,633,432
Subtotal finance receivables	131,919	733,864
Changes in operating assets and liabilities:0
Deferred financing cost	(52,361)	(283,500)
Other receivables	(24,346)	(43,466)
Inventory	(681,054)	(343,054)
Prepaid and other assets	6,087	(28,896)
Accounts payable and accrued liabilities	(176,432)	328,682
Income tax payable	-	(121,676)
Drafts payable and floor plan liabilities	823,080	(769,886)
Deferred sales tax	96,893	73,398
Net cash used in operating activities	(2,312,616)	(2,704,778)

Investing activities:
Purchase of property, equipment and leasehold improvements	(11,380)	(3,564)
Purchase of loan portfolio	-	64,526
Net cash (used in) provided by investing activities	(11,380)	60,962

Financing activities:
Repayments of other notes payable	(460,871)	(35,252)
Proceeds from Series A Preferred Stock	3,232,455	990,000
Proceeds from secured notes payable	-	1,000,000
Proceeds from revolving credit facilities, net	55,871	633,801
Proceeds from (repayments to) related parties, net	(3,948)	6,965
Net cash provided by financing activities	2,823,507	2,595,514

Increase (decrease) in cash and cash equivalents	499,511	(48,302)
Cash at: Beginning of period	4,161	68,112
Cash at: End of period	$503,672	$19,810

Cash paid for:
Income tax	$-	$-
Interest	1,078,275	934,775

Non-cash supplemental disclosures:
Preferred deemed dividend	$2,020,074	-
Common stock issued to repay debt	$1,633,000	75,000
Shares issued to purchase receivables	-	162,776

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

NOTE 2 – RESTATEMENT

The financial statements as of and for the three and nine months ended March 31, 2007 have been restated resulting from adjustments made to our interim financial information as a result of the statutorily required review that had not been previously performed by the our independent auditors in advance of the original filing. The following table presents the effects of the restatement adjustment on the accompanying financial statements as of and for the three and nine months ended March 31, 2007:

Balance Sheets	As Previously Reported	Effect of Restatement	As Restated
Assets
Finance receivables	8,498,184	(200,000)	8,298,184
Prepaid and other current assets	88,915	(66,500)	22,415
Total assets	10,297,706	(266,500)	10,031,208

Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable and accrued liabilities	(849,416)	(22,761)	(872,177)
Dividends payable	-	(36,555)	(36,555)
Deferred sales tax	(522,652)	(369,231)	(891,883)
Total liabilities	(12,419,238)	(428,548)	(12,847,786)

Stockholders’ equity/(deficit)
Common stock	(7,306,841)	(2,705,815)	(10,012,656)
Retained deficit	12,660,828	3,400,861	(16,061,689)
Total stockholders’ equity/(deficit)	2,121,532	695,046	2,816,578

Statements of Operations – three months ended March 31, 2007	As Previously Reported	Effect of Restatement	As Restated
Selling, general and administrative	980,700	34,339	1,015,039
Provision for credit losses	813,918	5,450	819,368
Interest expense – other	341,972	104,540	446,512
Net loss	(732,955)	(144,330)	(877,285)
Loss per share – basic and diluted	(0.11)	(0.02)	(0.13)

Statements of Operations – nine months ended March 31, 2007	As Previously Reported	Effect of Restatement	As Restated
Selling, general and administrative	2,665,686	448,619	3,114,305
Interest expense – warrants	-	561,045	561,045
Interest expense – other	1,078,275	124,569	1,202,844
Net loss	(1,997,021)	(1,344,233)	(3,341,254)
Preferred deemed dividends	-	(2,056,629)	(2,056,629)
Net loss available to common stockholders	(1,997,021)	(3,400,862)	(5,397,883)
Income (loss) per share – basic and diluted	(0.28)	(0.54)	(0.82)

Statements of Cash Flows	As Previously Reported	Effect of Restatement	As Restated
Net cash used in Operating Activities	(1,935,068)	(377,548)	(2,312,616)
Net cash provided by Financing Activities	2,445,959	377,548	2,823,507

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Auto Underwriters has incurred recurring losses from operations in recent operating periods and has an accumulated deficit of $16,061,689 as of March 31, 2007. These conditions raise substantial doubt as to Auto Underwriters’ ability to continue as a going concern. Management believes that it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months.  Therefore, for at least the next twelve months, the Company can continue to operate as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - FINANCE RECEIVABLES

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from approximately 12% to 27% per annum and provide for payments over periods ranging from 18 to 60 months.

The components of finance receivables as of March 31, 2007 and June 30, 2006 are as follows:

	March 31	June 30
Finance receivables	$10,602,987	$10,847,405
Less: allowance for credit losses	(2,304,803)	(2,417,300)

Finance receivables, net	$8,298,184	$8,430,105

Changes in the finance receivables allowance for credit losses for the periods ended March 31, 2007 and June 30, 2006 are as follows:

	2007	2006
Balance at beginning of the period	$2,417,300	$2,323,089
Provision for credit losses	1,582,598	5,056,597
Recoveries	1,290,364	3,343,683
Net charge-offs	(2,985,459)	(8,306,069)

Balance at end of year	$2,304,803	$2,417,300

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is as follows:

	March 31, 2007	June 30, 2006
Accounts payable	$206,522	$289,081
Payroll and related taxes	372,963	372,641
Recourse obligation	175,000	152,440
Other	117,692	234,508

Total liabilities	$872,177	$1,048,670

NOTE 6 – DEBT

Revolving Credit Facilities

Auto Underwriters has a $10,000,000 senior debt revolving line of credit (“LOC”) with Oak Rock Financial, LLC, (“Oak Rock”) bearing interest at the greater of prime + 7% or 15.75%. The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by its President. At March 31, 2007, the balance of LOC was $9,068,896 of which Auto Underwriters had availability of approximately $931,000 under the facility, maturing on March 31, 2008.

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

A summary of Auto Underwriters’ Revolving Credit Facilities as of March 31, 2007 and June 30, 2006 is as follows:

Lender	Facility Amount	Interest Rate	Maturity	March 31, 2007 Balance	June 30, 2006 Balance

Oak Rock Financial, LLC	$ 10,000,000	Prime + 7%	March 31, 2008	$ 9,068,896	$ 9,013,025

Other Notes Payable

A summary of Other Notes Payable as of March 31, 2007 and June 30, 2006 is as follows:

	March 31, 2007	June 30, 2006
Unsecured Convertible Promissory Notes	$57,000	$990,000

Secured Promissory Notes	50,000	1,000,000

Notes Payable – Gunnels Interests, Inc.	369,349	590,243

Notes Payable – Other	5,000	26,490

	$481,349	$2 ,590,695

All debt is due within the next 12 months.

Unsecured Convertible Promissory Notes

In fiscal 2006, Auto Underwriters issued $990,000 in unsecured convertible promissory notes pursuant to a private placement.  These notes bear interest at 9.25% per annum from the date of issuance and are convertible into common stock at the request of the investor at $1.50 per share. These notes matured on February 28, 2007.  During the quarter ended March 31, 2007, notes totaling $933,000 were converted into 622,005 shares of common stock. See Note 10.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2007, the Company issued 1,022,005 shares of common stock for the conversion of $1,633,000 of Secured Notes.  See Note 6.

Issuance of Series A Stock

During the nine months ended March 31, 2007, the Company issued a total of 1,515,020 shares of Series A convertible preferred stock (“Series A Stock”) at $2.50 per share, for net total proceeds of $3,232,455 (net of issuance costs totaling $555,095).  See Note 10. For every two shares of Series A Stock issued, investors received a warrant to purchase the Company’s common stock at $2.50 per share.  The warrants are immediately vested and exercisable and expire five years from the date of issuance.  During the year ended June 30, 2006, the Company entered an agreement with a NASD-licensed broker-dealer to act as the placement agent in connection with the Series A Stock.  In connection with the agreement, the Company issued the placement agent a warrant to purchase up to 1,000,000 shares of the Company’s common stock, depending on the total proceeds of the offering.  The warrant was adjusted down to 578,000 shares due to a “clawback provision” in the placement agreement.  The fair value of the warrants was $40,576. No accounting entry was made for the stock issuance costs as the debit and credit are to the same financial statement caption. See further discussion below.

The holders of the Company’s Series A Stock are entitled to the following rights, preferences, restrictions and other matters as follows:

Dividends.  The Preferred Stock accrues dividends at a rate of 8% per annum, payable in cash or in shares of common stock. Subject to certain terms and conditions, the decision whether to pay for dividends in cash or in shares of common stock, shall be at the discretion of the Company’s board of directors.  The dividends are cumulative and in preference to any dividends declared and paid to the holders of common stock.  As of March 31, 2007, the Company has not paid any dividends, but has accrued $36,555 in dividends payable.

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

During the nine months ended March 31, 2007, the Company issued warrants to purchase a total of 757,510 shares of the Company’s common stock, for $5.00 per share, as part of the Series A Stock offering.  The fair value of these warrants, $2,117,067 as calculated by the Black-Scholes pricing model, was accounted for as a non-cash Series A Stock issuance cost.  The warrants expire five years from the date of issuance.

The Company calculates the initial fair value of all its warrants under the Black-Scholes pricing model with the following assumptions: contractual term of five years, 4.8% risk-free interest rate, expected volatility of 141% and expected dividend yield of 0%.

The following table summarizes warrant activity as of March 31, 2007:

	Number of Common Stock Shares	Weighted Average Exercise Price
Balance at June 30, 2005	0	-
Granted	1,250,000	$1.10
Balance at June 30, 2006	1,250,000	1.10
Granted	907,510	4.46
Cancelled	(422,000)	1.00
Balance at March 31, 2007	1,735,510	2.88

The weighted-average remaining contractual life and weighted-average exercise price of all warrants outstanding and of warrants exercisable as of March 31, 2007 were as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.00	578,000	4.00
1.50	250,000	3.92
1.75	150,000	4.34
5.00	757,510	5.18
	1,735,510

All warrants were exercisable at March 31, 2007.

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

Non-Cash Compensation Expense

During the quarter ended March 31, 2007, the Company recorded $127 of stock-based compensation expense included with selling, general and administrative expense.  The weighted average assumptions used to value options granted during the quarter ended March 31, 2007 were as follows:

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

Future Non-Cash Compensation Expense

At March 31, 2007, the estimated future stock-based compensation expense to be charged to operations is as follows:

Year Ended March 31,	Stock Option Compensation Expense

2008	$46,522
2009	46,395
2010	46,395
2011	46,141
Total estimated future non-cash compensation expense	$185,453

Stock Option Activity and Outstanding

Summary information regarding options is as follows:

	Options Outstanding	Weighted-Average Exercise Prices
Balance at June 30, 2005	50,000	$0.50
Granted	0	0.00
Balance at June 30,2006	50,000	0.50
Granted	100,000	2.50
Balance at March 31, 2007	150,000	$1.83

At March 31, 2007, the Company had outstanding vested options totaling 50,185 shares with a weighted-average exercise price of $0.51, options outstanding had a weighted-average exercise life of 9.39 years, and there were 300,000 remaining shares available for issuance under the 2004 Stock Option Plan.

NOTE 8 – RELATED PARTY TRANSACTIONS

Advances from related parties represent unsecured, non-interest bearing funds advanced to Auto Underwriters by Gateway Credit Holdings, Inc. (“Gateway”). The balance of the unsecured, non-interest bearing funds advanced as of March 31, 2007 and June 30, 2006, were $673,846 and $677,794, respectively, and the imputed interest for the quarter ended March 31, 2007 was $10,015, for the nine months ended March 31, 2007 was $30,045, and for the year ended June 30, 2006 was $40,400. Gateway has a common officer and shareholder with Auto Underwriters.

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

Mid-Atlantic

Mid-Atlantic Finance Company, Inc. filed a lawsuit against us on December 13, 2006 in the 6th Judicial Circuit of Pinellas County, Florida, seeking damages in excess of $450,000 concerning a dispute over certain non-prime installment contracts. Mid-Atlantic alleged that the Company failed to repurchase certain finance contracts that were in default.  We counter clamed and alleged that Mid-Atlantic breached its agreement by not remitting to us certain amounts due in relation to a hold back under the installment contracts.  As a result of this dispute, we charged-off our receivable balance due from this finance company of approximately $1,100,000 during fiscal 2006 and have maintained a payable of approximately $152,000 for future repurchase obligations.  On December 12, 2007, we settled this matter and agreed to make periodic payments totaling $175,000. The entire amount of $175,000 was accrued as of March 31, 2007, and is included in the balance sheet caption “Accounts payable and accrued liabilities”.  As of the date of issuance of these financial statements, $87,500 has been paid.

Gunnels Interests

On October 18, 2007, AUA was sued in the 190th Judicial Court of Harris County, Texas, by Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels in the state court of Harris County, Texas.  Case No. 2007-51824, Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels v. Auto Underwriters of America, Inc., f/k/a Advanced Cellular Technology, Inc., d/b/a Affordable Cars and Trucks, Dean P. Antonis, and William J. Kellagher.  The lawsuit relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA.  Plaintiffs allege, among other things, fraud and breach of contract, and Plaintiffs seek money damages, including exemplary and mental anguish damages.   The Company is currently defending the lawsuit. As of March 31, 2007, the Company’s books reflect a payable due to Gunnels Interests, Inc. of approximately $369,000. The Plaintiffs have not specified any damages, but the estimated contingent liability ranges from $800,000 to $1,000,000, should they be successful. The Company is vigorously defending its position and believes the case is without merit.  Mr. Gunnels is currently an 8.8% shareholder.

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

Delinquent payroll taxes

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service. As of March 31, 2006, unpaid payroll taxes total approximately $306,033. The Company has estimated related penalties and interest at $66,930 computed through March 31, 2006, which are included in current liabilities at March 31, 2006. The Company expects to pay these delinquent payroll tax liabilities as soon as possible. The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service. As of the date of issuance of these financial statements, the entire balance remains payable.

Delinquent sales taxes

The Company had a deferred sales tax balance of $891,883 as of March 31, 2006.  The deferred sales tax becomes due on the 20th day of the following month that a principal payment is collected on an installment contract.  Deferred sales tax also becomes due if the installment sales contract is sold to an unaffiliated third party

Contingent liability

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

In management’s opinion, payment of the registrations rights contingent liability is not probable, and therefore, not reflected in the Company’s financials statements as of March 31, 2006. The Company will continue to evaluate the registration rights contingent liability and the probability of the occurrence of payment under the registration rights at each reporting period to determine if the liability should be reflected in the Company’s financial statements.

NOTE 10 – SUBSEQUENT EVENTS

Debt
•	Unsecured Convertible Promissory Notes – Subsequent to March 31, 20007, the balance of $57,000 was repaid.

•	Secured Promissory Notes – Outstanding notes totaling $50,000 were repaid in November 2007.

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

The Agreement details the services to be provided by the Placement Agent and sets forth the compensation to be paid in return.  The Company shall pay the Placement Agent a total cash fee equal to 14.00% of the gross proceeds received by the Company in the private placement.  The Company shall also pay the Placement Agent a cash fee equal to 7.00% of the gross proceeds received by the Company upon exercise of any of the Investor Warrants.  Upon the final closing of the offering, the Company shall also issue the Placement gent a success warrant to purchase a number of shares of the Company’s common stock equal to 14.00% of the gross proceeds received by the Company in the private placement.  The warrant shall have an exercise price of $2.50 and a term of 5 years.  The Placement Agent sold 403,164 units of the offering which resulted in $1,007,911 being raised.  The final closing occurred in March 2008.

Issuance of Common Stock

During August 2007, the Company and the Placement Agent executed an Investment Banking Agreement.  The Placement Agent has been engaged to provide ongoing investor awareness and business advisory services to the Company for one year in exchange for 360,000 shares of the Company’s common stock

Termination of “Escrow, Servicing and Consignment Sales Agreement”

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

Cost of Sales

Cost of sales as a percentage of automobile and light truck sales was 70% or $2,502,516 for the three month period ended March 31, 2007 compared to 66% or $1,863,911 for the corresponding prior period ended March 31, 2006. Our gross margin percentages were negatively affected during the period by short-term supply shortages.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $35,680 for the three month period ended March 31, 2007 compared to the corresponding prior period. This increase was primarily attributable to increased general operating expenses. Selling, general and administrative expenses as a percentage of total income was 25% for the three month period ending March 31, 2007 compared to 29% for the same corresponding prior period.

Interest Expense

Interest expense increased to $446,512 for the three month period ended March 31, 2007 as compared to $372,219 for the corresponding prior period due to the increase in our indebtedness from our revolving credit facility as of March 31, 2007 of $9,068,896. The decrease in interest expense was primarily due to the conversion of notes to Common Stock during the period.

Nine months ended March 31, 2007 compared to the nine months ended March 31, 2006

Revenues

Total revenues decreased to $7,461,318 for the nine month period ended March 31, 2007 compared to $11,924,616 for the corresponding prior period principally as a result of a decrease in unit sales from our automotive specialty retailing operations during the first three months of the period.

Cost of Sales

Cost of sales as a percentage of automobile and light truck sales was 65% or $4,041,655 for the nine month period ended March 31, 2007. During the corresponding period ended March 31, 2006, cost of sales as a percentage of automobile and light truck sales was 72% or $7,254,413.  Our gross margin percentages were negatively affected during the previous period by short-term supply shortages brought on by Hurricanes Katrina and Rita, which contributed to the significant slow-down in new car sales in the Houston area which provide a source of trade-ins, increased vehicle repair expenses, and by increased fuel costs. We expect our gross margin to be negatively affected because of used vehicle supply shortages to linger through the next quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $243,683 for the nine month period ended March 31, 2007 compared to the corresponding period ended March 31, 2006 due to increased general operating expenses. Selling, general and administrative expenses as a percentage of total income was 42% for the three month period ending March 31, 2007 compared to 24% for the same corresponding prior period.

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

Interest Expense

Interest expense increased to $1,202,844 for the nine month period ended March 31, 2007 as compared to $987,015 for the corresponding period ended March 31, 2006. The increase in interest expense was primarily due to the increase in the prime lending rate and due to the increase in borrowings from a line of credit as we financed our operations and our increase in the receivable base through the purchase of loan portfolios and loan originations from our direct and indirect lending operations.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources for the six months ended December 31, 2006 and 2005.

	Nine Months Ended December 31,
	2007	2006
Operating activities:
Net loss	$(3,341,254)	$(2,582,793)
Stock compensation expense	127	20,000
Warrant expense	561,045	-
Bad debt expense	35,000	-
Gain on written off loan	(21,490)	-
Depreciation and amortization	300,125	198,549
Discount on sale of finance receivables	-	83,744
Imputed interest	30,045	30,256
Changes in working capital accounts:	(8,133)	(1,188,398)
Changes in finance receivables, net:	131,919	733,864
Net cash used in operating activities	(2,312,616)	(2,704,778)

Cash (used in) provided by investing activities:	(11,380)	60,962
Cash provided by financing activities:	2,823,507	2,595,514
Increase (decrease) in cash	$499,511	$(48,302)

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

Based upon the Company's evaluation, which considered the above findings of our independent auditors, the Company’s management, including the PEO and PFO, concluded that, as of March 31, 2007, the Company's internal controls over financial reporting were not effective.

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

Changes In Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II . OTHER INFORMATION

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

Gunnels Interests

On October 18, 2007, AUA was sued in the 190th Judicial Court of Harris County, Texas, by Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels in the state court of Harris County, Texas.  Case No. 2007-51824, Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels v. Auto Underwriters of America, Inc., f/k/a Advanced Cellular Technology, Inc., d/b/a Affordable Cars and Trucks, Dean P. Antonis, and William J. Kellagher.  The lawsuit relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA.  Plaintiffs allege, among other things, fraud and breach of contract, and Plaintiffs seek money damages, including exemplary and mental anguish damages.   The Company is currently defending the lawsuit. As of March 31, 2007, the Company’s books reflect a payable due to Gunnels Interests, Inc. of approximately $369,000. The Plaintiffs have not specified any damages, but the estimated contingent liability ranges from $800,000 to $1,000,000, should they be successful. The Company is vigorously defending its position and believes the case is without merit.  Mr. Gunnels is currently an 8.8% shareholder.

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

ITEM 2 .     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below are the sales of unregistered securities that occurred during  the year ended June 30, 2007.  Other than as described below, during the quarter ended March 31, 2007 and through the year ended June 30, 2007, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K or Form 10-QSB.

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