Form 10QSB
period 2007-09-30
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2008-05-21
CIK 726747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Yes          No    X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,400,575 shares as of May 12, 2008.

Transitional Small Business Disclosure Format (check one):

Yes          No    X

AUTO UNDERWRITERS OF AMERICA, INC. TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

Auto Underwriters of America, Inc.
Consolidated Balance Sheets
September 30, 2007 and June 30, 2007
(Unaudited)

	September	June
Assets:
Cash	$811,176	$1,671,430
Finance receivables, net	9,747,751	8,932,091
Refundreceivable	964,000	-
Inventory	1,471,281	1,507,276
Prepaid and other assets	84,823	63,470
Property and equipment, net of accumulated depreciation	98,304	111,408
Total assets	$13,177,335	$12,285,675

Liabilities and stockholders’ deficit:
Liabilities:
Accounts payable	$640,475	$193,130
Accrued liabilities	1,175,113	796,688
Dividends payable	288,910	187,749
Drafts payable and floor plan liabilities	1,176,210	1,103,250
Other notes payable	1,429,328	961,198
Advances from related parties	673,846	673,846
Deferred sales tax payable	1,058,878	892,763
Revolving credit facilities	11,339,464	10,086,070
Total Liabilities	17,782,224	14,894,694

Stockholders’ deficit:
Series A convertible preferred stock: no par value: 10,000,000 authorized,
2,023,220 issued and outstanding. Liquidation preference of $5,058,050	4,152,576	4,253,735
Series B convertible preferred stock: no pare value, 4,800,000 authorized, 0 issued and outstanding	-	-
Common stock: no par value: 100,000,000 authorized
7,400,575 issued and outstanding	8,459,430	8,450,586
Retained deficit	(17,216,895)	(15,313,340)
Total stockholders’ deficit	(4,604,889)	(2,609,019)
Total liabilities and stockholders’ deficit	$13,177,335	$12,285,675

Auto Underwriters of America, Inc.
Consolidated Statements of Operations
For the three months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Revenues:
Sales	$3,871,853	$862,990
Interest income	417,664	390,437
Other	31,287	19,972
Total revenues	4,320,804	1,273,399

Costs and expenses:
Cost of sales	2,871,292	566,397
Selling, general and administrative	1,413,923	715,337
Provision for credit losses	1,003,268	213,267
Depreciation and amortization	13,104	103,103
Interest expense	922,772	948,804
Total costs and expenses	6,224,359	2,546,908

Loss before income taxes	(1,903,555)	(1,273,509)

Net loss	(1,903,555)	(1,273,509)
Preferred deemed dividends	(101,159)	(963,074)
Net loss available to common stockholders	(2,004,714)	$(2,236,583)

Loss per share:
Basic and diluted	$(0.28)	$(0.37)

Weighted average number of shares outstanding:
Basic and diluted	7,040,575	6,060,328

Auto Underwriters of America, Inc.
Statements of Cash Flows
For the three months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Operating activities:
Net loss	$(1,903,575)	$(1,273,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,104	103,103
Bad debt expense	-	35,000
Imputed Interest	8,844	10,015
Amortization of loan discount	468,130	561,045

Change in finance receivables, net:
Finance receivables originations and purchased, net of payments	(2,436,927)	337,494
Provision for credit losses	1,003,269	213,267
Inventory acquired in repossession	618,000	474,198
Subtotal finance receivables	(815,658)	1,024,959
Changes in operating assets and liabilities:
Deferred financing cost	-	(52,361)
Accounts receivable	(16,537)	17,743
Inventory	35,995	(576,655)
Prepaid and other expense	(4,815)	(6,714)
Accounts payable and accrued liabilities	610,769	(258,008)
Drafts payable	72,960	216,505
Deferred sales taxes	166,115	(58,165)
Net cash used in operating activities	(1,364,648)	(257,044)

Investing activities:
Purchase of finance receivables	(964,000)	-

Financing activities:
Proceeds from related party	-	2,799
Proceeds from revolving credit facilities, net	1,253,394	(485,043)
Repayments on other notes payable	-	(134,766)
Proceeds from sale of Series A convertible preferred stock	215,000	909,492
Net cash provided by financing activities	1,468,394	286,884

Increase (decrease) in cash	(860,254)	29,840)
Cash at beginning of period	1,671,430	4,161
Cash at end of period	$811,176	$34,001

Cash paid for:
Interest	$445,799	$377,744
Income tax	-	-

Non-cash supplemental disclosures:
Preferred dividend	101,159	963,074
Common stock issued to repay debt	-	700,000
Common stock issued for convertible preferred stock sale offering costs	720,000	-

Auto Underwriters of America, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Auto Underwriters of America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Auto Underwriters' Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2007 as reported in the 10-KSB/A have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Auto Underwriters has incurred recurring losses from operations in fiscal 2008 and 2007 and has an accumulated deficit of $17,216,895 as of September 30, 2007. These conditions raise substantial doubt as to Auto Underwriters’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – FINANCE RECEIVABLES

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from approximately 18% to 27% per annum and provide for payments over periods ranging from 18 to 60 months. The components of finance receivables as of September 30, 2007 are as follows:

Finance receivables	$12,644,795
Allowance for credit losses	(2,897,044)

Finance receivables, net	$9,747,751

Changes in the finance receivables allowance for credit losses for the three months ended September 30, 2007 are as follows:

Balance at beginning of period	$2,505,938
Provision for credit losses	1,003,269
Net charge offs	(1,230,163)
Net recoveries	618,000

Balance at end of period	$2,897,044

NOTE 4 – REVOLVING CREDIT FACILITIES

Auto Underwriters has a $12,000,000 revolving line of credit with Oak Rock Financial, LLC, bearing interest at the greater of prime+7% and expires on March 31, 2009  The credit line is secured by all of our assets and a personal validity guarantee by our President.  At September 30, 2007, the balance outstanding on this LOC was $11,339,464.

NOTE 5 – SHORT TERM DEBTS

In June 2007, Auto Underwriters borrowed $1,100,000 from 8 investors under secured promissory notes.  The principal amount of these notes plus 10% interest thereon plus $110,000 in loan fees became due on October 15, 2007.  We have re-paid $300,000 due to the note holders thus far.

NOTE 6 – PAYROLL TAX LIABILITIES

Auto Underwriters is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service.  As of September 30, 2007, unpaid payroll taxes total approximately $685,000 plus estimated related penalties and interest which are included in current liabilities.  The final amount due will be subject to negotiations with the Internal Revenue Service. Auto Underwriters intends to pay these delinquent taxes as soon as possible.

NOTE 7 – EQUITY

During the three months ended September 30, 2007, Auto Underwriters sold 50,000 units at $5.00 per unit. Each unit consists of two shares of Series A Convertible Preferred Stock, convertible into common stock at $2.50 per share, and one warrant to purchase one common share exercisable for five years at $5.00.  As of September 30, 2007, the funds for the sale of these securities were in escrow and the stock had not been issued.  The funds were released from escrow in October 2007.  360,000 shares of common stock valued at $720,000 were issued to the placement agent as the preferred stock offering cost.

Auto Underwriters analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Auto Underwriters determined the convertible securities were conventional and the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for these instruments. Auto Underwriters also analyzed these instruments for Beneficial Conversion Features under EITF 98-5 and EITF 00-27. Because the conversion price exceeds the market trading price of Auto Underwriters’ common stock when the loans were issued, a Beneficial Conversion Feature was not created.

NOTE 8 – REFUND RECEIVABLE

In July 2007, Auto Underwriters entered into the Escrow, Servicing and Consignment Sale Agreement with AGM, LLC. Auto Underwriters has agreed to purchase from AGM, and AGM has agreed to sell to Auto Underwriters, the Loans and Motor Vehicle Inventory set forth in the agreement for a purchase price of $16,357,376 and Auto Underwriters paid to AGM the purchase price with an amount of cash on hand equal to $964,000 and the remainder of the purchase price with the proceeds of loans under a separate loan agreement, pursuant to which AGM has agreed to provide certain loans and other financial accommodations pursuant to the terms of the loan agreement, including, without limitation, Term Loans in an amount equal to $14,719,897 and an Inventory Loan Advance in an amount equal to $673,479.

Auto Underwriters filed litigation against AGM in December 2007 in the U.S. District Court for the Northern District of Illinois alleging that AGM materially breached the Escrow, Servicing and Consignment Sales Agreement dated July 19, 2007. Specifically, AGM terminated the Escrow Agreement, but failed and refused to refund down payment funds in the amount of $964,000. Further, Auto Underwriters alleges that AGM failed to pay Auto Underwriters the amounts due and owing for services rendered under the terms of the Escrow Agreement, totaling approximately $155,000. As a result, Auto Underwriters and its subsidiaries have been damaged cumulatively in an amount totaling approximately $1,119,000, exclusive of prejudgment interest, attorneys’ fees and/or additional costs related to bringing this action.

NOTE 9 - LITIGATION

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	our ability to continue operating as a going concern;

•	resolution and payment of unpaid federal and state taxes;

•	unfavorable outcome with respect to pending litigation;

•	general economic and industry conditions;

•	our capital requirements and dependence on the sale of our equity securities;

•	the liquidity of the Company’s common stock will be affected by the lack of or limited trading market;

•	intense industry competition;

•	our ability to purchase installment contracts;

•	the creditworthiness of contract obligors;

•	shortages in availability of qualified personnel;

•	legal and financial implications of unexpected catastrophic events;

•	regulatory or legislative changes effecting the automobile finance industry; and

•	reliance on, and the ability to attract, key personnel.

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

Escrow, Servicing and Consignment Sale Agreement

On July 20, 2007, we entered into both a Loan and Security Agreement and also a Escrow, Servicing and Consignment Sale Agreement with AGM, LLC, as Administrative Agent and Initial Lender.  The Loan and Security Agreement provided for a series of term loans to Auto Underwriters Portfolio Acquisition Company, Inc., totaling $14,719,897 which was used to purchase automobile inventory and automobile loans from the seller/lender, AGM, LLC.  Although executed, the documents were being held in escrow contingent upon the issuance by the State of Texas of certain vehicle dealer and vehicle financing licenses and permits to our subsidiary AUPAC. AUPAC received the required licenses from the State of Texas on December 12, 2007 but the agreements were terminated by AGM on December 4, 2007.  As more fully described in this quarterly report under “Part II, Item 1. Legal Proceedings,” we are currently involved in litigation against AGM, LLC.

Results of Operations –
   Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues

Total revenues increased to $4,320,804 for the three month period ending September 30, 2007 compared to the corresponding period ended September 30, 2006 of $1,273,399 principally as a result of a the use of the floor plan and the direct wholesale inventory purchase program which allowed the Company to purchase more vehicles for sale.

Cost of Sales

Cost of sales as a percentage of automobile and light truck sales was 74.5% or $2,871,292 for the three month period ending September 30, 2007. During the corresponding period ended September 30, 2006, cost of sales as a percentage of automobile and light truck sales was 64.5% or $566,397. The cost of sales decreased primarily as a result of better inventory purchases from the auctions and from wholesalers via our floor plan. Our buyer was able to purchase more competitively priced inventory, better condition inventory which directly reduced the reconditioning cost of the inventory prior to sale and subsequent service of the vehicle after the sale.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $698,586 for the three month period ending September 30, 2007 compared to the corresponding period ended September 30, 2006. This increase was primarily attributable to the increase in expenses related to staffing and general operating expenses as the Company increased its sales volume.

Interest Expense

Interest expense increased to $922,772 for the three month period ending September 30, 2007 as compared to $948,804 for the corresponding period ended September 30, 2006.  Additionally, the Company amortized $468,130 of loan discount from the $1,100,000 bridge notes issued on or about June 8, 2007.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources for the three months ended September 30, 2007 and 2006.

Auto Underwriters of America, Inc
(unaudited)

	Three Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$(1,903,555)	$(1,273,509)

Depreciation and amortization	13,104	103,103
Bad debt expense	-	35,000
Imputed interest	8,844	10,015
Amortization of loan discount	468,130
Changes in finance receivables, net:	(815,658)	1,024,959
Changes in operating assets and liabilities:	864,487	(717,657)
Net cash used in operating activities	(1,364,648)	257,044)

Cash provided by investing activities:	(964,000)	-
Cash provided by financing activities:	1,468,394	286,884
Increase (decrease) in cash	$(860,254)	$29,840

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from our estimates.  We believe the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of our allowance for credit losses.  Below is a discussion of our accounting policy concerning such allowance.  Other accounting policies are disclosed in the footnotes of our consolidated financial statements which are included in our annual report on Form 10-KSB/A for the year ended June 30, 2007.

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

Seasonality

The Company’s automobile sales and finance business is seasonal in nature.  The Company’s second fiscal quarter (October through December) has historically been the slowest period for car and truck sales. The Company uses this period to build inventory in anticipation of tax refund sales, which begin in December, and typically runs through April. February through April is historically the busiest time for car and truck sales as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle.   Many of the Company’s operating expenses, such as administrative, personnel, rent and insurance, are fixed and cannot be reduced during periods of decreased sales like in the second quarter. Therefore, the Company experiences seasonal fluctuations in its finance receivables credit losses as well.  As a percentage of sales, the Company’s third and fourth fiscal quarters tend to have lower credit losses, while its first and second fiscal quarters tend to have higher credit losses.

Item 3.  Controls and Procedures

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

Based upon the Company's evaluation, which considered the above findings of our independent auditors, the Company’s management, including the PEO and PFO, concluded that, as of September 30, 2007, the Company's internal controls over financial reporting were not effective.

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

Changes In Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gunnels Interests

On October 18, 2007, AUA was sued in the 190th Judicial Court of Harris County, Texas, by Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels in the state court of Harris County, Texas.  Case No. 2007-51824, Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels v. Auto Underwriters of America, Inc., f/k/a Advanced Cellular Technology, Inc., d/b/a Affordable Cars and Trucks, Dean P. Antonis, and William J. Kellagher.  The lawsuit relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA.  Plaintiffs allege, among other things, fraud and breach of contract, and Plaintiffs seek money damages, including exemplary and mental anguish damages.   The Company is currently defending the lawsuit. As of September 30, 2007, the Company’s books reflect a payable due to Gunnels Interests, Inc. of approximately $352,000. The Plaintiffs have not specified any damages, but the estimated contingent liability ranges from $800,000 to $1,000,000, should they be successful. The Company is vigorously defending its position and believes the case is without merit.  Mr. Gunnels is currently an 8.8% shareholder.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below are the sales of unregistered securities that occurred during the quarter ended September 30, 2007.  Other than as described below, during the quarter ended September 30, 2007, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

During the quarter ended September 30, 2007, Auto Underwriters sold an aggregate of 50,000 units of the Company’s securities (the “Units”) in a private placement to a limited number of accredited investors for gross proceeds of $250,000. The Units were sold at a price of $5.00 per Unit, with each Unit consisting of two shares of the Company’s Series A Convertible Preferred Stock and one warrant to purchase one share of the Company’s common stock, exercisable for a period of five years, at an exercise price of $5.00 per share (the “Investor Warrants”). The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as placement agent (the “Placement Agent”) and received a sales commission of 7%, and investment banking and marketing fee of 4% and a nonaccountable expense allowance of 3% of the gross proceeds of the offering.  The Placement Agent will also receive (i) a cash commission equal to 7% of the proceeds received by the Company upon exercise of any Investor Warrants and (ii) upon final closing of the offering, the Placement Agent will be issued a warrant to purchase a number of shares of common stock equal to 14% of the gross proceeds received by the Company in the offering, exercisable for a period of 5 years at an exercise price of $2.50 per share   These securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.    OTHER INFORMATION

Not Applicable

ITEM 6.    EXHIBITS

10.1
Escrow, Servicing and Consignment Sale Agreement dated July 19, 2007 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the U.S. Securities and Exchange Commission on July 27, 2007).

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

Dated:  May 20, 2008