Form 10QSB
period 2007-12-31
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2008-05-21
CIK 726747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Yes          No    X

AUTO UNDERWRITERS OF AMERICA, INC.

Part I. Financial Information

Item 1. Financial Statements

Auto Underwriters of America, Inc.
Consolidated Balance Sheets
December 31, 2007 and June 30, 2007
(Unaudited)

	December 31, 2007	June 30, 2007
Assets:
Cash and cash equivalents	$560,190	$1,671,430
Finance receivables, net	9,348,252	8,932,091
Refund receivables	964,000	-
Fixed assets, net	85,200	111,408
Inventory	1,126,363	1,507,276
Prepaid and other assets	87,104	-
Deferred financing cost	-	-
Total assets	$12,171,109	$12,285,675

Liabilities and stockholders’ deficit:
Accounts payable and accrued liabilities	$1,522,244	$989,818
Drafts payable and floor plan liabilities	660,735	1,103,250
Dividends payable	398,225	187,749
Other notes payable	1,145,364	961,198
Senior debts - revolving line of credit	11,650,086	10,086,070
Deferred sales tax	929,331	892,763
Advances from related parties	673,846	673,846
Total liabilities	16,979,831	14,894,694

Commitments and contingencies

Stockholders’ deficit:
Series A convertible preferred stock: no par value: 10,000,000 authorized 2,426,420 and 1,280,020 respectively, issued and outstanding. Liquidation preference of $5,058,050	896,806	4,253,735
Series B convertible preferred stock: no par value, 4,800,000 authorized, 0 issued and outstanding.	-	-
Common stock: no par value: 100,000,000 authorized issued and outstanding: 7,400,575 and 6,018,570 respectively	8,468,273	8,450,586
Retained deficit	(18,173,801)	15,313,340)
Total stockholders’ deficit	(4,808,722)	(2,609,019)

Total liabilities and stockholders’ deficit	12,171,109	$12,285,675

Auto Underwriters of America, Inc.
Consolidated Statements of Operations
For the three months and six months ended December 31, 2007 and 2006
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Revenues:
Sales	$2,280,153	$1,808,605	$6,152,006	$2,671,595
Interest income	436,516	349,578	854,180	740,015
Other	154,081	23,652	185,368	43,624
	2,870,750	2,181,835	7,191,554	3,455,234

Costs and expenses:
Cost of sales	1,355,358	972,743	4,226,650	1,539,140
Selling, general and administrative	1,350,689	1,383,928	2,764,614	2,099,266
Provision for credit losses	557,012	549,963	1,560,281	763,230
Interest expense	548,644	368,574	1,471,416	1,317,377
Depreciation and amortization	13,104	97,088	26,208	200,191
	3,824,807	3,372,296	10,049,169	5,919,204

Loss before income taxes	(954,057)	(1,190,461)	(2,857,615)	(2,463,970)

Net loss	(954,057)	(1,190,461)	(2,857,615)	(2,463,970)
Preferred dividends	(109,314)	(1,093,555)	(210,473)	(2,056,629)
Net loss available to common stockholders	$(1,063,371)	$(2,284,016)	$(3,068,088)	$(4,520,599)

Basic and diluted net loss per share	$(.15)	$(0.36)	$(.44)	$(0.72)

Weighted average shares outstanding	7,040,575	6,418,570	7,040,575	6,302,723

Auto Underwriters of America, Inc.
Statements of Cash Flows
For the six months ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
Operating activities:
Net Loss	$(2,857,615)	$(2,463,970)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Imputed interest	17,688	20,030
Warrant expense	-	561,045
Bad debt expense	-	35,000
Depreciation and amortization	26,208	200,191
Amortization of loan discounts	546,151	-
Changes in finance receivables, net:
Finance receivables originations and purchased, net of payments	(3,401,857)	(493,473)
Provision for credit losses	1,560,281	763,230
Inventory acquired in repossession	1,425,415	821,291
Subtotal finance receivables	(416,161)	1,091,048
Changes in operating assets and liabilities:
Deferred financing cost	-	(52,361)
Accounts receivable and other receivables	-	(13,419)
Inventory	380,914	(825,614)
Prepaid and other assets	(24,369)	4,912
Accounts payable and accrued liabilities	532,426	(201,039)
Drafts payable	(442,515)	698,616
Deferred sales tax	36,568	4,470
Net cash used in operating activities	(2,199,970)	(941,091)

Investing activities:
Purchase of property, equipment and leasehold improvements	-	(11,380)
Purchase of finance receivable	(964,000)	-
Net cash used in investing activities	(964,000)	(11,380)

Financing activities:
Proceeds from sale of Series A convertible preferred stock	850,698	2,727,205
Repayments on other notes payable	(361,985)	(334,766)
Proceeds from revolving credit facilities, net	1,564,017	(757,658)
Proceeds from (repayments to) related party	-	(3,948)
Net cash provided by financing activities	2,052,730	1,630,833

Increase (Decrease) in cash and cash equivalents	(1,111,240)	678,362
Cash at beginning of period	1,671,430	4,161

Cash at end of period	$560,190	$682,523

Cash paid for:
Interest	$851,327	$736,302

Non-cash supplemental disclosures:
Preferred dividend	$210,473	$2,020,074
Common stock issued to repay debt	$-	$700,000
Common stock issued for convertible preferred stock sale offering costs	$720,000	$-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Auto Underwriters has incurred recurring losses from operations in 2008 and 2007 and has an accumulated deficit of $18,173,801 as of December 31, 2007. These conditions raise substantial doubt as to Auto Underwriters’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – FINANCE RECEIVABLES

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from approximately 18% to 27% per annum and provide for payments over periods ranging from 18 to 60 months. The components of finance receivables as of December 31, 2007 are as follows:

Finance receivables	$12,199,179
Allowance for credit losses	(2,850,927)

Finance receivables, net	$9,348,252

Changes in the finance receivables allowance for credit losses for the three months ended December 31, 2007 are as follows:

Balance at beginning of period	$2,505,938
Provision for credit losses	1,560,281
Net charge offs	(2,640,708)
Net recoveries	1,425,416

Balance at end of period	$2,850,927

NOTE 4 – REVOLVING CREDIT FACILITIES

Auto Underwriters has a $12,000,000 revolving line of credit with Oak Rock Financial, LLC, bearing interest at the greater of prime+7% and expires on March 31, 2009.  The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by our President.  At December 31, 2007, the balance outstanding on this LOC was $11,650,086.

NOTE 5 – SHORT TERM DEBTS

In June 2007, Auto Underwriters borrowed $1,100,000 from 8 investors under secured promissory notes.  The principal amount of these notes plus 10% interest thereon, plus $110,000 in loan fees, became due on October 15, 2007.  We have re-paid $300,000 out of the total of $1,210,000 due to the note holders thus far.

NOTE 6 – PAYROLL TAX LIABILITIES

Auto Underwriters is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service.  As of December 31, 2007, unpaid payroll taxes total approximately $836,000 plus estimated related penalties and interest which are included in current liabilities.  The final amount due will be subject to negotiations with the Internal Revenue Service. Auto Underwriters intends to pay these delinquent taxes as soon as possible.

NOTE 7 – EQUITY

During the three months ended December 31, 2007, Auto Underwriters sold 151,600 units at $5.00 per unit. Each unit consists of two shares of Series A Convertible Preferred Stock, convertible into common stock at $2.50 per share, and one warrant to purchase one common share exercisable for five years at $5.00.

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

We use AutoUnderwriter.com credit decision software to finance the sale of used vehicles by our four automotive sales locations in Houston, Texas and by selected third-party dealers.  We target a selected customer credit profile.  Such purchasers do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer’s credit history.  Our borrowers have short or impaired credit histories.  In making decisions regarding the purchase of a particular contract, we consider the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history.  In addition, we examine the value of the automobile in relation to the purchase price and the term of the contract.

Our operations in Houston purchase, recondition, sell and finance used vehicles under the name Affordable Cars & Trucks.  These four stores also use AutoUnderwriter.com, which aids in the analysis of the credit worthiness and develops proper deal structure for each customer contract financed.

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

Escrow, Servicing and Consignment Sale Agreement

On July 20, 2007, we entered into both a Loan and Security Agreement and also a Escrow, Servicing and Consignment Sale Agreement with AGM, LLC, as Administrative Agent and Initial Lender.  The Loan and Security Agreement provided for a series of term loans to Auto Underwriters Portfolio Acquisition Company, Inc., totaling an amount equal to $14,719,987 which was used to purchase automobile inventory and automobile loans from the seller/lender, AGM, LLC.  Although executed, the documents were being held in escrow contingent upon the issuance by the State of Texas of certain vehicle dealer and vehicle financing licenses and permits to our subsidiary AUPAC. AUPAC received the required licenses from the State of Texas on December 12, 2007 but the agreements were terminated by AGM on December 4, 2007.  As more fully described in this quarterly report under “Part II, Item 1. Legal Proceedings,” we are currently involved in litigation against AGM, LLC.

Results of Operations

Three months ended December 31, 2007 compared to the three months ended December 31, 2006

Revenues

Total sales revenues increased to $2,280,153 for the three month period ended December 31, 2007 compared to the corresponding period ended December 31, 2006 of $1,808,605, principally as a result of the Company using its newly acquired floor plan facility through Got Cars and the direct inventory purchasing program with area wholesalers.  The increased inventory has resulted in increased sales.

Cost of Sales

Cost of sales as a percentage of automobile and light truck sales was 59% or $1,355,358 for the three month period ended December 31, 2007 compared to 53.8% or $972,743 for the corresponding prior period ended December 31, 2006. The cost of sales decreased primarily as a result of better inventory purchases from the auctions and from wholesalers via our floor plan. Our buyer was able to purchase more competitively priced inventory, better condition inventory which directly reduced the reconditioning cost of the inventory prior to sale and subsequent service of the vehicle after the sale.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $33,239 for the three month period ended December 31, 2007 compared to the corresponding prior period.  Selling, general and administrative expenses as a percentage of total income was 47.2% for the three month period ending December 31, 2007 compared to 58.4 % for the same corresponding prior period.

Interest Expense

Interest expense increased to $548,644 for the three month period ended December 31, 2007 as compared to $368,574 for the corresponding prior period. The increase in interest expense was primarily due to the increase in borrowings.

Six months ended December 31, 2007 compared to the six months ended December 31, 2006

Revenues

Total sales revenues increased to $6,152,006 for the six month period ended December 31, 2007 compared to $2,671,595 for the corresponding prior period principally as a result of a the use of the floor plan and the direct wholesale inventory purchase program which allowed the Company to purchase more vehicles for sale.

Cost of sales as a percentage of automobile and light truck sales was 68.7% or $4,226,650 for the six month period ended December 31, 2007. During the corresponding period ended December 31, 2006, cost of sales as a percentage of automobile and light truck sales was 57.6% or $1,539,140.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $665,348 for the six month period ended December 31, 2007 compared to the corresponding period ended December 31, 2006. This increase was due primarily to increased sales volume and staffing.

Interest Expense – Warrants

In 2006, the interest expense warrants represents the fair value of warrants to purchase 150,000 shares of common stock at $1.75 per share to holders of the $700,000 Secured Notes. The warrants were issued as incentive to convert the Secured Notes into 400,000 shares of the Company’s common stock.  See Note 7 to the financial statements. These warrants were recognized at the fair value, as calculated by the Black-Scholes pricing model, on the date of issuance in the amount of $561,045.  The warrants vested immediately resulting in the non-cash interest expense of $561,045 on the date of issuance.

Interest Expense

Interest expense, other, increased to $1,471,416 for the six month period ended December 31, 2007 as compared to $1,317,377 for the corresponding period ended December 31, 2006. The increase in interest expense was primarily due to the increase in borrowings as we financed our direct and indirect lending operations.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources for the six months ended December 31, 2007 and 2006.

	Six Months Ended December 31,
	2007	2006
Operating activities:
Net loss	$(2,857,615)	$(2,463,970)
Imputed interest	17,688	20,030
Stock compensation expense		-
Depreciation and amortization	572,359	200,191
Warrant expense	-	561,045
Bad debt expense	-	35,000
Changes in finance receivables, net:	(416,161)	1,091,048
Changes in operating assets and liabilities:	483,759	(384,435)
Net cash used in operating activities	(2,199,970)	(941,091)

Cash used in investing activities:	(964,000)	(11,380)
Cash provided by financing activities:	2,052,730	1,630,833
Increase (decrease) in cash	$(1,111,240)	$(678,362)

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

A MATERIAL WEAKNESS is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Based upon the Company's evaluation, which considered the above findings of our independent auditors, the Company’s management, including the PEO and PFO, concluded that, as of December 31, 2007, the Company's internal controls over financial reporting were not effective.

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

Changes In Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gunnels Interests

On October 18, 2007, AUA was sued in the 190th Judicial Court of Harris County, Texas, by Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels in the state court of Harris County, Texas.  Case No. 2007-51824, Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels v. Auto Underwriters of America, Inc., f/k/a Advanced Cellular Technology, Inc., d/b/a Affordable Cars and Trucks, Dean P. Antonis, and William J. Kellagher.  The lawsuit relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA.  Plaintiffs allege, among other things, fraud and breach of contract, and Plaintiffs seek money damages, including exemplary and mental anguish damages.   The Company is currently defending the lawsuit. As of December 31, 2007, the Company’s books reflect a payable due to Gunnels Interests, Inc. of approximately $352,000. The Plaintiffs have not specified any damages, but the estimated contingent liability ranges from $800,000 to $1,000,000, should they be successful. The Company is vigorously defending its position and believes the case is without merit.  Mr. Gunnels is currently an 8.8% shareholder.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below are the sales of unregistered securities that occurred during the quarter ended December 31, 2007.  Other than as described below, during the quarter ended December 31, 2007, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

During the quarter ended December 31, 2007, Auto Underwriters sold an aggregate of 151,600 units of the Company’s securities (the “Units”) in a private placement to a limited number of accredited investors for gross proceeds of $758,000. The Units were sold at a price of $5.00 per Unit, with each Unit consisting of two shares of the Company’s Series A Convertible Preferred Stock and one warrant to purchase one share of the Company’s common stock, exercisable for a period of five years, at an exercise price of $5.00 per share (the “Investor Warrants”). The offer and sale was conducted on behalf of the Company by a NASD-licensed broker-dealer who served as placement agent (the “Placement Agent”) and received a sales commission of 7%, and investment banking and marketing fee of 4% and a nonaccountable expense allowance of 3% of the gross proceeds of the offering.  The Placement Agent will also receive (i) a cash commission equal to 7% of the proceeds received by the Company upon exercise of any Investor Warrants and (ii) upon final closing of the offering, will be issued a warrant to purchase a number of shares of common stock equal to 14% of the gross proceeds received by the Company in the offering, exercisable for a period of 5 years at an exercise price of $2.50 per share.   These securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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