Form 10QSB
period 2008-03-31
AUTO UNDERWRITERS OF AMERICA, INC.
filed 2008-05-21
CIK 726747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Yes          No    X

AUTO UNDERWRITERS OF AMERICA, INC.

Part I. Financial Information
Item 1. Financial Statements

Auto Underwriters of America, Inc.
Balance Sheets
(Unaudited)

	March 31, 2008	June 30, 2007
Assets:
Cash and cash equivalents	$510,458	$1,671,430
Finance receivables, net	13,008,027	8,932,091
Other receivables	1,014,442	35,572
Inventory	1,493,882	1,507,276
Fixed assets, net	74,941	-
Prepaid and other assets	48,880	27,898
Deferred financing costs	-	111,408
Total assets	$16,150,630	$12,285,675

Liabilities and stockholders’ deficit:
Accounts payable and accrued liabilities	$1,724,581	$989,818
Drafts payable and floor plan liabilities	1,184,625	1,103,250
Dividends payable	519,546	187,749
Other notes payable	1,145,364	961,198
Senior debts - revolving line of credit	14,576,917	10,086,070
Deferred sales tax	1,248,122	892,763
Advances from related parties	673,846	673,846
Total liabilities	21,073,001	14,894,694

Commitments and contingencies	-	-

Stockholders’ deficit:
Series A convertible preferred stock: no par value: 10,000,000 authorized, 2,426,420 and 1,280,020 issued or outstanding	5,069,433	4,253,735
Series B convertible preferred stock: no par value, 4,800,000 authorized, 0 issued and outstanding	-	-
Common stock: no par value: 100,000,000 authorized, issued and outstanding: 7,400,575 and 6,418,570 respectively	10,852,441	10,825,909
Retained deficit	(20,844,245)	(17,688,663)
Total stockholders’ deficit	(4,922,371)	(2,609,019)

Total liabilities and stockholders’ deficit	$16,150,630	$12,285,675

Auto Underwriters of America, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Revenues:
Sales	$7,219,449	$3,557,413	$13,371,455	$6,229,008
Interest income	516,426	360,604	1,370,605	1,100,619
Other	51,503	88,067	234,870	131,691
	7,787,378	4,006,084	14,976,931	7,461,318

Costs and expenses:
Cost of sales	4,831,057	2,502,516	9,057,707	4,041,655
Selling, general and administrative	1,403,854	1,015,039	4,168,468	3,114,305
Provision for credit losses	1,039,640	819,368	2,599,920	1,582,598
Interest expense – warrants	-	-	-	561,045
Interest expense – other	466,739	446,512	1,938,155	1,202,844
Depreciation and amortization	10,259	99,933	36,467	300,125
	7,751,549	4,883,368	17,800,718	10,802,572

Income (Loss) before income taxes	35,829	(877,285)	(2,823,786)	(3,341,254)

Provision for income tax (income tax benefit)	-	-	-	-

Net Income (Loss)	$35,829	$(877,285)	$(2,823,786)	$(3,341,254)
Preferred deemed dividends	-	-	-	(2,056,629)
Net loss available to common stockholders	$35,829	$(877,285)	$(2,823,786)	$(5,397,883)

Basic and diluted net income (loss)per share:	$0	$(0.13)	$(0.40)	$(0.82)

Weighted average shares outstanding:	7,123,419	6,666,555	7,040,570	6,550,708

Auto Underwriters of America, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(2,823,786)	$(3,341,254)
Stock compensation expense	-	127
Warrant expense	-	561,045
Bad debt expense	-	35,000
Gain on written off loan	-	(21,490
Depreciation and amortization	220,633	300,125
Imputed interest	26,532	30,045
Changes in finance receivables, net:
Finance receivables originations and purchased, net of payments	(8,949,798)	(2,741,043)
Provision for credit losses	2,599,920	1,582,598
Inventory acquired in repossession	2,273,941	1,290,364
Subtotal finance receivables	(4,075,936)	131,919
Changes in operating assets and liabilities:
Deferred financing cost		(52,361)
Other receivables	(978,870)	(24,346)
Inventory	13,394	(681,054)
Prepaid and other assets	(20,982)	6,087
Accounts payable and accrued liabilities	734,764	(176,432)
Funding payable	81,375	-
Drafts payable and floor plan liabilities	-	823,080
Deferred sales tax	355,359	96,893
Net cash used in operating activities	(6,467,518)	(2,312,616)

Investing activities:
Purchase of property, equipment and leasehold improvements	-	(11,380)
Net cash (used in) provided by investing activities	-	(11,380)

Financing activities:
Repayments of other notes payable		(460,871)
Proceeds from Series A Preferred Stock	815,698	3,232,455
Proceeds from secured notes payable	-	-
Proceeds from revolving credit facilities, net	4,490,847	55,871
Proceeds from (repayments to) related parties, net	-	(3,948)
Net cash provided by financing activities	5,306,545	2,823,507

Increase (decrease) in cash and cash equivalents	(1,160,973)	499,511
Cash at: Beginning of period	1,671,430	4,161
Cash at: End of period	$510,458	$503,672

Cash paid for:
Income tax	$-	$-
Interest	1,282,972	1,078,275

Non-cash supplemental disclosures:
Preferred deemed dividend	$-	$2,020,074
Common stock issued to repay debt	$-	$1,633,000
Common stock issued for offering expense	$720,000	-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Auto Underwriters has incurred recurring losses from operations in 2007 and 2006 and has an accumulated deficit of $20,844,244 as of March 31, 2008. These conditions raise substantial doubt as to Auto Underwriters’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – FINANCE RECEIVABLES

Auto Underwriters originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from approximately 18% to 27% per annum and provide for payments over periods ranging from 18 to 60 months. The components of finance receivables as of March 31, 2008 are as follows:

Finance receivables	$16,051,729
Allowance for credit losses	(3,043,702)

Finance receivables, net	$13,008,027

Changes in the finance receivables allowance for credit losses for the three months ended March 31, 2008 are as follows:

Balance at beginning of period	$2,505,933
Provision for credit losses	2,599,920
Net recoveries	2,273,941
Net charge offs	(4,336,097)

Balance at end of period	$3,043,702

NOTE 4 – REVOLVING CREDIT FACILITIES

Auto Underwriters has a $16,000,000 revolving line of credit with Oak Rock Financial, LLC, bearing interest at the greater of prime+7% and expires on March 31, 2009.  The LOC is secured by all of Auto Underwriters’ assets and a personal validity guarantee by our President.  At March 31, 2008, the balance outstanding on this LOC was $14,576,917.

NOTE 5 – SHORT TERM DEBTS

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

NOTE 6 – PAYROLL TAX LIABILITIES

Auto Underwriters is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service.  As of March 31, 2008, unpaid payroll taxes total approximately $1,010,000.  Auto Underwriters has estimated related penalties and interest which are included in current liabilities.  The final amount due will be subject to the statutes of limitations related to such liabilities and to negotiations with the Internal Revenue Service. Auto Underwriters intends to pay these delinquent taxes as soon as possible.

NOTE 7 – REFUND RECEIVABLE

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

NOTE 8 – LITIGATION

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

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues

Total revenues increased $3,662,036 for the three month period ended March 31, 2008 compared to the corresponding prior period principally as a result of the Company using its newly acquired floor plan facility and the direct inventory purchasing program with area wholesalers.  The increased inventory has resulted in increased sales.

Cost of Sales

Cost of sales as a percentage of automobile and light truck sales was 66.9% or $4,831,057 for the three month period ended March 31, 2008 compared to 70.4% or $2,502,516 for the corresponding prior period ended March 31, 2007. The cost of sales decreased primarily as a result of better inventory purchases from the auctions and from wholesalers via our floor plan. Our buyer was able to purchase more competitively priced inventory, better condition inventory which directly reduced the reconditioning cost of the inventory prior to sale and subsequent service of the vehicle after the sale.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $388,815 for the three month period ended March 31, 2008 compared to the corresponding prior period.  Selling, general and administrative expenses as a percentage of total income was 18 % for the three month period ending March 31, 2008 compared to 25.3 % for the same corresponding prior period.

Interest Expense – Warrants

In 2006, the interest expense warrants represents the fair value of warrants to purchase 150,000 shares of common stock at $1.75 per share to holders of the $700,000 Secured Notes. The warrants were issued as incentive to convert the Secured Notes into 400,000 shares of the Company’s common stock.  See Note G to the audited financial statements in the June 30, 2007 10-KSB/A filed with the SEC. These warrants were recognized at the fair value, as calculated by the Black-Scholes pricing model, on the date of issuance in the amount of $561,045.  The warrants vested immediately resulting in the non-cash interest expense of $561,045 on the date of issuance.

Interest Expense

Interest expense, other, increased slightly to $466,739 for the three month period ended March 31, 2008 as compared to $446,512 for the corresponding prior period. The increase in interest expense was primarily due to the increase in borrowings.

Nine months ended March 31, 2008 compared to the nine months ended March 31, 2007

Revenues

Total revenues increased to $13,371,455 for the nine month period ended March 31, 2008 compared to $6,229,008 for the corresponding prior period principally as a result of ~~a~~ the use of the floor plan and the direct wholesale inventory purchase program which allowed the Company to purchase more vehicles for sale.

Cost of sales as a percentage of automobile and light truck sales was 67.7% or $9,057,707 for the nine month period ended March 31, 2008. During the corresponding period ended March 31, 2007, cost of sales as a percentage of automobile and light truck sales was 64.9% or $4,041,655.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,054,163 for the nine month period ended March 31, 2008 compared to the corresponding period ended March 31, 2007. This increase was due primarily to increased sales volume and staffing.

Interest Expense – Warrants

In 2006, the interest expense warrants represents the fair value of warrants to purchase 150,000 shares of common stock at $1.75 per share to holders of the $700,000 Secured Notes. The warrants were issued as incentive to convert the Secured Notes into 400,000 shares of the Company’s common stock.  See Note G to the audited financial statements in the June 30, 2007 10-KSB/A filed with the SEC. These warrants were recognized at the fair value, as calculated by the Black-Scholes pricing model, on the date of issuance in the amount of $561,045.  The warrants vested immediately resulting in the non-cash interest expense of $561,045 on the date of issuance.

Interest Expense

Interest expense, other, increased to $1,938,155 for the nine month period ended March 31, 2008 as compared to $1,202,844 for the corresponding period ended March 31, 2007. The increase in interest expense was primarily due to the increase in borrowings as we financed our direct and indirect lending operations.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources for the nine months ended March 31, 2008 and 2007.

	Nine Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(2,823,786)	$(3,341,254)
Imputed interest	26,532	30,045
Stock compensation expense	-	127
Depreciation and amortization	220,633	300,125
Warrant expense	-	561,045
Bad debt expense	-	35,000
Gain on write down of loan	-	(21,490)
Changes in finance receivables, net:	(4,075,937)	131,919
Changes in operating assets and liabilities:	185,040	(8,133)
Net cash used in operating activities	(6,467,518)	(2,312,616)

Cash used in investing activities:	-	(11,380)
Cash provided by financing activities:	5,306,545	2,823,507
Increase (decrease) in cash	$(1,160,973)	$499,511

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

Item 3. Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls & Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer (PEO) and Principal Financial Officer (PFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our management, including our PEO and PFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to management, including the PEO and PFO, to allow timely decisions regarding required disclosures.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Management has proactively engaged the assistance of an outside accounting firm that is working with the Company to review the current 10-QSB filings, general ledger accounts and derivate based accounting concerns to insure that the company is compliant with general accepting accounting principals. The Company believes this continued engagement will help establish and maintain consistent internal controls and in all likelihood will identify and help eliminate any significant deficiencies that may occur.  Based on the assessment, management concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective.

The Company’s management, including its PEO and PFO, does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must be considered relative to its cost. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

Changes in Internal Control over Financial Reporting

Other than described above, there were no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Gunnels Interests

On October 18, 2007, AUA was sued in the 190th Judicial Court of Harris County, Texas, by Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels in the state court of Harris County, Texas.  Case No. 2007-51824, Gunnels Interests, Inc., Advantage Autoplex, Inc., TAB Enterprises, Inc., and Lawrence E. Gunnels v. Auto Underwriters of America, Inc., f/k/a Advanced Cellular Technology, Inc., d/b/a Affordable Cars and Trucks, Dean P. Antonis, and William J. Kellagher.  The lawsuit relates to the purchase of certain assets by AUA from Gunnels Interests, Inc. in March 2004 and vehicle wholesaling and flooring services provided by Gunnels Interests, Inc. to AUA.  Plaintiffs allege, among other things, fraud and breach of contract, and Plaintiffs seek money damages, including exemplary and mental anguish damages.   The Company is currently defending the lawsuit.  As of March 31, 2008, the Company’s books reflect a payable due to Gunnels Interests, Inc. of approximately $352,000. The Plaintiffs have not specified any damages, but the estimated contingent liability ranges from $800,000 to $1,000,000, should they be successful. The Company is vigorously defending its position and believes the case is without merit.  Mr. Gunnels is currently an 8.8% shareholder.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below are the sales of unregistered securities that occurred during the quarter ended March 31, 2008.  Other than as described below, during the quarter ended March 31, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

In January 2008, we issued 360,000 shares of common stock to a FINRA-registered broker-dealer pursuant to the terms of an investment banking areement executed in August 2007.  The shares were offered without registration under the Securities Act in reliance upon an exemption provided by Section 4(2) of the Securities Act.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auto Underwriters of America, Inc.

By: /s/ Dean Antonis
Dean Antonis
President and Treasurer (Principal Executive, Financial and Accounting Officer)

Dated: May 20, 2008